Form 10-Q
period 1996-12-31
AMERICAN COAL CORP
filed 1998-02-19
CIK 799194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            FORM 10-Q


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     December  31, 1996
                                      ----------------------
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from      to
                                   -----    -------

     Commission File number       33-8067-NY
                             -------------------

                    AMERICAN COAL CORPORATION
          ----------------------------------------------
        (Exact name of registrant as specified in charter)

                   Nevada                          13-3368082
      --------------------------       ------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


    1969 West North Temple, Salt Lake City, Utah        84116
  --------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)


                         1- 801-322-0319
        --------------------------------------------------
        Registrant's telephone number, including area code

---------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [x ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                 Outstanding as of December 31, 1996
      ---------------------        -----------------------------------
      Common  Stock, $0.001               9,900,000




                              INDEX

                                                                        Page
                                                           Number
                                                                        -----
     PART I.

     ITEM 1.     Financial Statements (unaudited)........................

                 Balance Sheets..........................................
                 December 31, 1996 and June 30, 1996

                 Statements of Operations
                 Three and six months ended December 31, 1996 and 1995...

                 Statement of Changes in Stockholders' Equity
                 Period from July 2, 1986 (inception) to
                 December 31, 1996.......................................

                 Statements of Cash Flows
                 Three and six  months ended December 31, 1996 and 1995...

                 Notes to Financial Statements............................

     ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............

PART II.         Other Information.........................................

                 Signatures..............................................


                  PART I - FINANCIAL INFORMATION



                   ITEM 1. FINANCIAL STATEMENTS




The accompany unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited balance sheet of the Company at December 31, 1996, and the related audited balance sheet of the company at June 30, 1996, the unaudited statements of operations and cash flows for the three months and the six months ended December 31, 1996 and 1995, and the unaudited statements of stockholders' equity for the period from July 2, 1986 to December 31, 1996, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended December 31, 1996, are not necessarily indicative of the results that can be expected for the year ending June 30, 1997.


--------------------------------------------------------------------------
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

History and Organization
------------------------

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001. with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to American Coal Corporation.

On November 1, 1987 the company issued 1,200,000 shares of it's common stock in exchange for all of the outstanding stock of American Coal Corporation, a Virginia corporation. No revenues were ever realized because operations ceased soon after the acquisition.

On March 25, 1989 the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 2,000,000 common shares of the Company. The transaction was reported as a pooling of interests and the operations of King Koals, Inc. was combined with the Company in a business combination and reported in consolidated financial statements. King Koals, Inc. ceased
operations in 1990, and until that time   was in the business of developing
and operating coal leases.

During 1990 the company abandoned it's interest held in the subsidiary and it's efforts to develop and operate mineral leases, and since that date has remained inactive.

Ability of the Company to Continue
----------------------------------

At June 30, 1996 the Company has a net operating loss carryforward of $57,701 since inception and has very limited working capital. The Company will need additional working capital in order to continue as a going concern and the management believes they can accomplish this objective through additional equity funding however there is no assurance that the Company will be able to obtain this objective.

Liquidity and Capital Resources
-------------------------------

At December 31, 1996 the Company had no assets or liabilities.

Results of Operations
---------------------

The Company has had no operations during this reporting period.












                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEETS
                December 31, 1996, and June 30, 1996

===================================================================

                                                December 31,     June 30,
                                                    1996           1996
                                             ----------------  --------------
ASSETS

CURRENT ASSETS

   Cash                                      $           -     $          -
                                             ----------------  --------------
        Total Current Assets                 $           -     $          -
                                             ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                         $            -    $          -
                                             ----------------  --------------

        Total Current Liabilities                         -               -
                                             ----------------  --------------
STOCKHOLDERS' EQUITY

    Common stock
        300,000,000 shares authorized,
        at $0.001 par value, 9,900,000
        shares issued and outstanding                  9,900           9,900

    Capital in excess of par value                    47,801          47,801

    Deficit accumulated during the
        development stage                            (57,701)        (57,701)
                                             ----------------  --------------
         Total Stockholders' Equity
                  (deficiency)                            -               -
                                             ----------------  --------------
                                             $            -    $          -
                                             ================  ==============








The accompanying notes are an integral part of these financial statements.








                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
 For the Three Months and the Six Months ended December 31, 1996 and 1995 and the Period July 2, 1986
             (Date of Inception) to December 31, 1996



                        Three     Six      Three    Six        July 2, 1986
                        Months   Months    Months   Months (Date of Inception)
                        1996     1996      1995     1995   to December 31,1996
                       -------- ---------  -------  -------  -----------------
REVENUES               $        $     -    $   -    $   -    $     2,850,562

COST OF SALES                -        -        -        -          2,418,648
                       -------- ---------  -------  --------  ---------------
    Gross Profit             -        -        -        -            431,914

EXPENSES                     -        -        -        -            489,615
                       -------- ---------  -------  --------  ----------------
NET LOSS               $     -  $     -    $   -    $   -     $      (57,701)
                       ======== =========  =======  ========  ===============
NET LOSS PER COMMON
     SHARE             $     -  $     -    $   -    $   -
                       ======== =========  =======  ========





































                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
          STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
          Period from July 2, 1986 (Date of Inception)
                       to December 31, 1996
=======================================================================

                                                Common Stock          Capital in
                                          ------------------------    Excess of    Accumulated
                                              Shares       Amount     Par Value      Deficit
                                          ------------  -----------  ------------  ------------

Balance July 2,  1986 (date of inception)           -   $        -   $        -    $        -

Issuance of common stock for cash - 1986     6,000,000       6,000            -             -

Issuance of common stock for cash -
   net of issuance costs - 1987                700,000         700        44,001            -

Net operating income for the period
    ended June 30, 1987                             -            -            -            331

Issuance of common stock for all of the
   outstanding stock of American Coal
   Corporation - value unknown - 1987        1,200,000       1,200        (1,200)           -

Contribution to capital - 1988                      -            -         5,000            -

Net operating loss for the year
     ended June 30, 1988                            -            -            -        (48,949)

Issuance of common stock for all of the
    outstanding stock of King Koals, Inc.-
     1989                                    2,000,000       2,000            -             -

Net operating loss for the year ended
     June 30,  1989                                 -            -            -       (169,294)

Net operating income for the year
     ended June 30, 1990                            -            -            -        160,211

                                          ------------   -----------  ------------  ------------

Balance June  30,  1990                      9,900,000       9,900         47,801      (57,701)
                                          ------------  ------------  ------------  ------------
Balance June 30, 1996                        9,900,000       9,900         47,801      (57,701)
                                          ------------  ------------  ------------  ------------
Balance December 31, 1996                    9,900,000  $    9,900    $    47,801   $  (57,701)
                                          ============  ===========   ============  ============




The accompanying notes are an integral part of these financial statements.

















                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
   For the Three Months and Six Months Ended December 31, 1996
                   and 1995 and the Period from
       July 2, 1986 (Date of Inception) to December 31, 1996

                             Three      Six     Three      Six      July, 2, 1986
                             Months   Months    Months    Months  Date of Inception)
                              1996      1996     1995      1995    to Dec. 31, 1996
                            -------- --------- --------- -------- ------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

   Net loss                 $    -   $     -   $     -   $     -  $    (57,701)
   Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:

    Depreciation                 -         -          -        -         5,188

    Decrease in inventory        -         -          -        -       870,000

    Decrease in accounts
     receivable                  -         -          -        -         5,023

    Increase (Decrease) in
      accounts payable           -         -          -        -      (855,176)
                            --------  --------- --------- -------- ----------------
       Net Cash Used by
         Operations              -         -          -        -       (32,666)
                            --------  --------- --------- -------- ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Purchase of  equipment       -         -          -        -       (23,035)
                            --------  --------- --------- -------- ----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

    Proceeds from issuance
     of common stock and
     contribution to capital     -         -          -        -        55,701
                            --------  --------- --------- -------- -----------------
   Net Increase (Decrease)
    in Cash                      -         -          -        -            -

   Cash at Beginning of Period   -         -          -        -            -
                            --------  --------- --------- -------- -----------------

   Cash at End of Period    $    -    $    -    $     -   $    -   $        -
                            ========  ========= ========= ======== ================

SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Issuance of 1,200,000 shares of common
   stock for stock of  American Coal Corporation - 1987            $           -
                                                                   ----------------
  Issuance of 2,000,000 shares of common
  stock for stock of King Koals, Inc. - 1989                       $         2,000
                                                                   ----------------


  The accompanying notes are an integral part of these financial statements.


                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

======================================================================

1.     ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001. with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to American Coal Corporation.

On March 25, 1989 the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 2,000,000 common shares of the Company. The transaction was reported as a pooling of interests and the operations of King Koals, Inc. was combined with the Company in a business combination and reported in consolidated financial statements and therefore the deficit shown in the these financial statements includes the deficit of King Koals
Inc.  King Koals, Inc. ceased operations in 1990, and until that time   was in
the business of developing and operating coal leases.

The company has been in the development stage since inception and has been engaged in the business of seeking mineral leases for potential development. During 1990 the company abandoned it's interest held in the subsidiary and it's efforts to develop and operate mineral leases, and since that date has remained inactive.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

At June 30, 1996, the Company and it's subsidiary had net operating losses carry forward of $57,701. The tax benefit from the losses carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.









                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
===========================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  RELATED PARTY TRANSACTIONS

The statement of changes in stockholder's equity shows a total of 9,900,000 shares of common stock issued of which 6,000,000 shares were issued to related parties for cash during 1986.

The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate in the future.

Management recognizes that, if it is unable to raise additional capital, it cannot conduct any operations in the future.














                   PART II - OTHER INFORMATION

-------------------------------------------------------------------------


                    ITEM 1. LEGAL PROCEEDINGS


  None.



                ITEM 2. CHANGES IN THE SECURITIES



  None



             ITEM 3. DEFAULTS UPON SENIOR SECURITIES


 None.



   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


 None.



                    ITEM 5. OTHER INFORMATION

 None.



             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


 None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMERICAN COAL CORPORATION
                                             [Registrant]

Dated December 16, 1997               By /s/ Dannette Uyeda
                                         ----------------------------------
                                             Dannette Uyeda, President