Form 10-Q
period 1997-03-31
AMERICAN COAL CORP
filed 1998-02-19
CIK 799194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            FORM 10-Q


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        March 31, 1997
                                            ------------------------

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         -----------    --------------

Commission File number          33-8067-NY
                       ---------------------

                    AMERICAN COAL CORPORATION
        -------------------------------------------------
        (Exact name of registrant as specified in charter)

       Nevada                                            13-3368082
-------------------------------              ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

  1969 West North Temple, Salt Lake City, Utah             84116
--------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)


                         1- 801-322-0319
         ------------------------------------------------
        Registrant's telephone number, including area code


---------------------------------------------------------------------
(Former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No[ x ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class              Outstanding as of March 31, 1997
      ---------------------     --------------------------------
      Common  Stock, $0.001                  9,900,000





                              INDEX

PART I.

     ITEM 1.    Financial Statements (unaudited..................

                Balance Sheets...................................
                March 31, 1997 and June 30, 1997

                Statements of Operations.........................
                Three and nine months ended March 31 1997 and 1996

                Statement of Changes in Stockholders' Equity
                Period from July 2, 1986 (inception) to
                March 31, 1997....................................

                Statements of Cash Flows
                Three and nine months ended March 1997 and 1996...

                Notes to Financial Statements.....................

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....

PART II         Other Information..................................

                Signatures........................................
































                  PART I - FINANCIAL INFORMATION

   -----------------------------------------------------------
                   ITEM 1. FINANCIAL STATEMENTS
   ------------------------------------------------------------


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

The unaudited balance sheet of the Company at March 31, 1997, and the related audited balance sheet of the company at June 30, 1996, the unaudited statements of operations and cash flows for the three and nine months ended March 31, 1997 and 1996, and the unaudited statements of stockholders' equity for the period from July 2, 1986 to March 31, 1997, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended March 31,1997, are not necessarily indicative of the results that can be expected for the year ending June 30, 1997.
---------------------------------------------------------------------------
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

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




Ability of the Company to Continue
-----------------------------------

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

Liquidity and Capital Resources
--------------------------------

At March 31, 1997 the Company had no assets or liabilities.

Results of Operations
---------------------

The Company has had no operations during this reporting period.










































                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEETS
                 March 31, 1997, and June 30, 1996



                                               March 31,          June 30,
                                                1997               1996
                                             --------------  ---------------
ASSETS

CURRENT ASSETS

  Cash                                       $       -        $        -

    Total Current Assets                     $       -        $        -
                                             ==============  ================
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES

  Accounts payable                           $       -        $       -
                                             --------------   ----------------
    Total Current Liabilities                        -                -
                                             --------------   ----------------

STOCKHOLDERS' EQUITY

  Common stock
    300,000,000 shares authorized, at
       $0.001 par value, 9,900,000 shares
         issued and outstanding                     9,900             9,900

  Capital in excess of par value                   47,801            47,801

  Deficit accumulated during the
     development stage                            (57,701)          (57,701)
                                             --------------   ----------------

     Total Stockholders' Equity (deficiency)         -                 -
                                             --------------   ----------------
                                             $       -        $        -
                                             ==============   ================


The accompanying notes are an integral part of these financial statements.














                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
  For the Three Months and the Nine Months ended March 31, 1997 and 1996 and the Period July 2, 1986
              (Date of Inception) to March 31, 1997



                        Three    Nine      Three    Nine       July 2, 1986
                        Months   Months    Months   Months (Date of Inception)
                        1997     1997      1996     1996     to March 31, 1997
                       -------- ---------  -------  -------  -----------------
REVENUES               $     -  $     -    $   -    $   -    $     2,850,562

COST OF SALES                -        -        -        -          2,418,648
                       -------- ---------  -------  --------  ---------------
    Gross Profit             -        -        -        -            431,914

EXPENSES                     -        -        -        -            489,615
                       -------- ---------  -------  --------  ----------------
NET LOSS               $     -  $     -    $   -    $   -     $      (57,701)
                       ======== =========  =======  ========  ===============
NET LOSS PER COMMON
     SHARE             $     -  $     -    $   -    $   -
                       ======== =========  =======  ========


































                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
          STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
          Period from July 2, 1986 (Date of Inception)
                        to March 31, 1997

 ===============================================================

                                            Common Stock            Capital in
                                      ---------------------------   Excess of       Accumulated
                                       Shares            Amount     Par Value       Deficit
                                      -------------  ------------  --------------  --------------
Balance July 2,  1986
 (date of inception)                            -    $       -     $          -    $          -

Issuance of common stock
   for cash - 1986                        6,000,000        6,000              -               -

Issuance of common stock for cash -
   net of issuance costs - 1987             700,000          700          44,001              -


Net operating income for the period
   ended June 30, 1987                           -           -                -              331

Issuance of common stock for all of the
   outstanding stock of American Coal
   Corporation - value unknown - 1987     1,200,000        1,200          (1,200)             -

Contribution to capital - 1988                   -           -             5,000              -


Net operating loss for the year
   ended June 30, 1988                           -           -                -          (48,949)

Issuance of common stock for all of the
  outstanding stock of King Koals,
  Inc.- 1989                              2,000,000        2,000              -               -


Net operating loss for the year ended
   June 30,  1989                                -           -                -         (169,294)

Net operating income for the year
     ended June 30, 1990                         -           -                -          160,211
                                        ------------  -----------  -------------  ---------------

Balance June 30, 1990                     9,900,000        9,900         47,801          (57,701)
                                        ------------  -----------  -------------  ---------------
Balance June 30, 1996                     9,900,000        9,900         47,801          (57,701)
                                        ------------  -----------  -------------  ---------------
Balance March 31, 1997                    9,900,000      $ 9,900   $     47,801   $      (57,701)
                                       =============  ============ =============  ===============




The accompanying notes are an integral part of these financial statements.










                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
    For the Three Months and Nine Months Ended March 31, 1997
                   and 1996 and the Period from
         July 2, 1986 (Date of Inception) to March 31, 1997

                             Three     Nine     Three      Nine      July, 2, 1986
                             Months   Months    Months    Months  Date of Inception)
                              1997      1997     1996      1996    to March, 1997
                            -------- --------- --------- -------- ------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

   Net loss                 $    -   $     -   $     -   $     -  $    (57,701)
   Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:

    Depreciation                 -         -          -        -         5,188

    Decrease in inventory        -         -          -        -       870,000

    Decrease in accounts
     receivable                  -         -          -        -         5,023

    Increase (Decrease) in
      accounts payable           -         -          -        -      (855,176)
                            --------  --------- --------- -------- ----------------
       Net Cash Used by
         Operations              -         -          -        -       (12,666)
                            --------  --------- --------- -------- ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Purchase of  equipment       -         -          -        -       (23,035)
                            --------  --------- --------- -------- ----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

    Proceeds from issuance
     of common stock and
     contribution to capital     -         -          -        -        55,701
                            --------  --------- --------- -------- -----------------
   Net Increase (Decrease)
    in Cash                      -         -          -        -            -

   Cash at Beginning of Period   -         -          -        -            -
                            --------  --------- --------- -------- -----------------

   Cash at End of Period    $    -    $    -    $     -   $    -   $        -
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
                                                                   ----------------


                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

==========================================================================

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








                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
   ============================================================

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









                     PART II - OTHER INFORMATION

 --------------------------------------------------------------
                    ITEM 1. LEGAL PROCEEDINGS
 --------------------------------------------------------------
 None.

 ---------------------------------------------------------------
                ITEM 2. CHANGES IN THE SECURITIES
 --------------------------------------------------------------
 None

 --------------------------------------------------------------
             ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  -------------------------------------------------------------
 None.

 --------------------------------------------------------------
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 --------------------------------------------------------------
 None.

 ---------------------------------------------------------------
                    ITEM 5. OTHER INFORMATION
 --------------------------------------------------------------
 None.

 ---------------------------------------------------------------
             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
 --------------------------------------------------------------
 None
----------------------------------------------------------------------------
                            SIGNATURES
---------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMERICAN COAL CORPORATION
                                                [Registrant]




Dated December 16, 1997     By /s/ Danette Uyeda
                                    -------------------------------
                                   Dannette Uyeda , President