Form 10KSB
period 1997-06-30
AMERICAN COAL CORP
filed 1998-02-19
CIK 799194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-KSB

(x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended   June 30, 1997

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from _____ to_____.

      Commission File number  33-8067-NY

                    AMERICAN  COAL CORPORATION
        -------------------------------------------------
        (Exact name of registrant as specified in charter)

             Nevada                                 13-3368082
         ----------------                       ---------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer I.D. No.)
 or organization)

    1969 West North Temple,  Salt Lake City, Utah       84116
  --------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code   1-801-322-0319
                                                -----------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class          Name of each exchange on which registered
       None                                      None
------------------          -----------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:
                  None
          -----------------
           (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

      (1) Yes [  ]   No [x ]               (2)  Yes [x ]    No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $    -0-
                                                           -------------


State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At June 30, 1997, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                          Not applicable

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 1997, the registrant had 9,900,000 shares of common stock issued and outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424
(b) or (c) under the Securities Act of 1933: None

                        TABLE OF CONTENTS
PART I                                                                   Page
------                                                                   ----
ITEM 1.    DESCRIPTION OF BUSINESS                                        4

ITEM 2.    DESCRIPTION OF PROPERTIES                                      4

ITEM 3.    LEGAL PROCEEDINGS                                              4

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS              4

PART II
-------
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       5

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      5

ITEM 7.    FINANCIAL STATEMENTS                                           6

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                       6
PART III
--------
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT             6

ITEM 10.   EXECUTIVE COMPENSATION                                         8

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                     9

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                10

PART IV
ITEM 13.    EXHIBITS                                                     10

                 ITEM 1.  DESCRIPTION OF BUSINESS

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


                ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's does not maintain any office nor does it own any property


                    ITEM 3.  LEGAL PROCEEDINGS

None.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 1997.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past five years there has been no established trading market for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1997, the
Company had 71   shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

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

Since discontinuing operations, the Company has had no business operations. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. In the past the board of directors has approved a resolution authorizing the Company to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1997, the Company had no assets to pay its liabilities.

Results of Operations
---------------------

Since the Company ceased operations in 1990, its only activity to date involves the investigation of potential business opportunities.

                  ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this form 10-KSB.




    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of June 30, 1997, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name              Age    Position               Director and/or Officer Since
----               ---   ----------             -----------------------------
Diannette Uyeda   29     President and Director   1997
Jennifer Ngo      25     Secretary and Director   1997

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Dannette Uyeda  She has 10 years experience working in mergers and acquisitions as a facilitator to the public and private sector. She has experience in working with attorneys and accountants in preparing documents for governmental requirements.

Jennifer Ngo    She has a strong academic background in Microbiology and
                English with time spent as a researcher at Nelson Laboratories and has also been a retail manager for the a large department store.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:


    (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

   (ii)  engaging in any type of business practice; or

  (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

        Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------
Since the Company ceased operations in 1990, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table sets forth as of June 30, 1997, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                Position                    Report to be Filed
--------------      ----------------------      ------------------
Dannette Uyeda      President and Director      Form 3
Jennifer Ngo        Secretary and Director      Form 3

                 ITEM 10.  EXECUTIVE COMPENSATION
Cash Compensation
------------------

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 1997, 1996, and 1995.

Bonuses and Deferred Compensation
---------------------------------

None.

Compensation Pursuant to Plans
-------------------------------

None.

Pension Table
--------------

None.

Other Compensation
-------------------

None

Compensation of Directors
-------------------------

None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 1997, the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                  Nature of        Number of
Name of Person or Group            Ownership (1)    Shares Owned Percent
-----------------------           --------------   ------------   -------
Officers and Directors and
  Principal Shareholders:

Dannete Uyeda                     Direct                  -          -
Jennifer Ngo                      Direct                  -          -

All Officers and Directors
  as a Group (2 persons)          Direct                  -          -

 (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
-----------------------------------------

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management
--------------------------

There were not material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters
----------------------------

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not deemed to be material.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                      Page
-----------------                                                      ----
Report of Andersen, Andersen & Strong, Certified Public Accountants     12

Balance Sheet as of June 30, 1997                                       13

Statements of Operations for years ended Jane 30, 1997 and 1996         14

Statements of Stockholders' Equity for the years ended
     June 30, 1997 and 1996 and from inception                          15

Statements of Cash Flows for the years ended June 30, 1997 and 1996     16

Notes to Financial Statements                                           17

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:
None.



(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

None.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                              AMERICAN COAL CORPORATION

Date:    12/16/97            By /s/ Dannette Uyeda
                                 -------------------------
                                     Dannette Uyeda, President and Director

Date:    12/16/97            By /s/ Jennifer Ngo
                                 --------------------------
                                     Jennifer Ngo, Secretary and Director







































        [Letterhead of Anderson, Anderson & Strong, L.C.]
      Certified Public Accountants and Business Consultants
                  941 East 3300 South, Suite 202
                    Salt Lake City, Utah 84106
                     Telephone: 801-486-0096
                         Fax 801-486-0098
                    E-mail K Anderson @msn.com

Board of Directors
American Coal Corporation
Salt Lake City, Utah

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of American Coal Corporation (a development stage company) at June 30, 1997, and June 30, 1996 and the statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1997 , 1996, and 1995 and the period July 2, 1986 (date of inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Coal Corporation at June 30, 1997, and June 30, 1996, and the results of it's operations, and it's cash flows for the years ended June 30, 1997, 1996 and 1995 and the period July 2, 1986 (date of inception) to June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson, Anderson & Strong

Salt Lake City, Utah
August 15, 1997










                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEETS
                  June 30, 1997, and June 30, 1996


                                         June 30,           June 30,
                                          1997               1996
                                       --------------   --------------

ASSETS

CURRENT ASSETS

     Cash                             $        -        $        -
                                      ---------------   --------------
        Total Current Assets          $        -        $        -
                                      ===============   ==============

LIABILITIES AND STOCKHOLDERS'
     EQUITY

CURRENT LIABILITIES

     Accounts payable                 $        3,575    $        -
                                      ---------------   ---------------
          Total Current Liabilities            3,575             -
                                      ---------------   ---------------

STOCKHOLDERS' EQUITY

     Common stock
        300,000,000 shares authorized,
        at $0.001 par value, 9,900,000
        shares issued and outstanding          9,900            9,900

     Capital in excess of par value           47,801           47,801

     Deficit accumulated during the
        development stage                    (61,276)         (57,701)
                                      ---------------   ---------------
          Total Stockholders' Equity
              (deficiency)                    (3,575)             -
                                      ---------------   ---------------
                                      $          -      $         -
                                      ===============   ==============


The accompanying notes are an integral part of these financial statements.











                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
        For the Years Ended June 30, 1997, 1996 and 1995
                    and the Period July 2, 1986
               (Date of Inception) to June 30, 1997



                                                            July 2, 1986
                                                       (Date of Inception) to
                             1997      1996     1995       June  30, 1997
                           ---------  -------  -------  ---------------------
SALES                      $     -    $   -    $   -    $        2,850,562


COST OF SALES                    -        -        -             2,418,648
                           ---------  -------  --------  -------------------
    Gross Profit                 -        -        -               431,914

EXPENSES                      3,575       -        -               493,190
                           ---------  -------  --------  -------------------
NET LOSS                   $ (3,575)  $   -    $   -     $         (61,276)
                           =========  =======  ========  -------------------
NET LOSS PER COMMON
     SHARE                 $     -    $   -    $   -
                           =========  =======  ========






The accompanying notes are an integral part of these financial statements.


























                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
          STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
          Period from July 2, 1986 (Date of Inception)
                         to June 30, 1997

                                           Common Stock           Capital in
                                   ------------------------------ Excess of       Accumulated
                                        Shares       Amount       Par Value       Deficit
                                   --------------  -------------- --------------  ---------------
Balance July 2,  1986
(date of inception)                           -     $          -  $           -    $          -

Issuance of common stock for cash
  - 1986                               6,000,000           6,000              -               -

Issuance of common stock for cash -
  net of issuance costs - 1987           700,000             700         44,001               -

Net operating income for the period
  ended June 30, 1987                         -                -              -             331

Issuance of common stock for all of
 the outstanding stock of American
 Coal Corporation-value unknown-1987   1,200,000           1,200         (1,200)              -

Contribution to capital - 1988                -                -          5,000               -

Net operating loss for the year
  ended June 30, 1988                         -                -              -         (48,949)

Issuance of common stock for all of
 the outstanding stock of King Koals,
 Inc.- 1989                            2,000,000           2,000              -               -

Net operating loss for the year ended
   June 30,  1989                             -                -              -        (169,294)

Net operating income for the year
   ended June 30, 1990                        -                -              -         160,211
                                     ------------  --------------  -------------  ---------------

Balance June  30,  1990                9,900,000           9,900         47,801         (57,701)
                                     ------------  --------------  -------------  ---------------

Balance June 30, 1996                  9,900,000           9,900         47,801         (57,701)

Net operating loss for the year
  ended June 30, 1997                         -                -              -          (3,575)
                                     ------------  --------------  -------------  ---------------
Balance June 30, 1997                  9,900,000   $       9,900   $     47,801   $     (61,276)
                                     ============  ==============  =============  ===============



The accompanying notes are an integral part of these financial statements.


                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
         For the Years Ended June 30, 1997, 1996 and 1995
 and the Period from July 2, 1986 (Date of Inception) to June 30, 1997

                                                            July, 2, 1986
                                                           (Date of Inception)
                             1997      1996       1995      to June 30, 1997
                            -------- ---------  ---------  -------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
   Net loss                 $(3,575) $      -   $      -   $        (61,276)
   Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:

    Depreciation                  -         -           -             5,188

    Decrease in inventory         -         -           -           870,000

    Decrease in accounts
     receivable                   -         -           -             5,023

    Increase ( Decrease) in
      accounts payable        3,575         -           -          (851,601)
                           ---------  ---------  ---------  -----------------
       Net Cash From
         Operations               -         -           -           (32,666)
                           ---------  ---------  ---------  -----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Purchase of  equipment        -         -           -           (23,035)
                           ---------  ---------  ---------  -----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from issuance
     of common stock and
     contribution to capital      -         -           -            55,701
                           ---------  ---------  ---------  -----------------
   Net Increase (Decrease)
    in Cash                       -         -           -               -

   Cash at Beginning of Period    -         -           -               -
                           ---------  ---------  ---------  -----------------
   Cash at End of Period   $      -   $     -    $      -   $           -
                           =========  =========  =========  =================
SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Issuance of 1,200,000 shares of common
   stock for stock of  American Coal Corporation - 1987     $           -

  Issuance of 2,000,000 shares of common
  stock for stock of King Koals, Inc. - 1989                $         2,000
                                                            ----------------
  Contribution to capital - 1988                            $         5,000
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

Accounting Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------
At June 30, 1997, the Company and it's subsidiary had net operating losses carry forward of $61,276. The tax benefit from the losses carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

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

3.  RELATED PARTY TRANSACTIONS

The statement of changes in stockholder's equity shows a total of 9,900,000 shares of common stock issued of which 6,000,000 shares were issued to related parties in exchange for cash during 1986.

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