Form 10-Q
period 1997-09-30
AMERICAN COAL CORP
filed 1998-02-19
CIK 799194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended        September 30, 1997
                                            ---------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from      to
                                      -----    ---------

Commission File number            33-8067-NY
                        ---------------------------

                    AMERICAN COAL CORPORATION
              -------------------------------------
        (Exact name of registrant as specified in charter)

              Nevada                                   13-3368082
   ---------------------------------     --------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  1969 West North Temple, Salt Lake City, Utah             84116
-------------------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)

                         1- 801-322-0319
  -------------------------------------------------------------
        Registrant's telephone number, including area code



 ---------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [x ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                        Outstanding as of September 30, 1997
     ---------------------              ------------------------------------
     Common  Stock, $0.001                     9,900,000




                              INDEX

                                                                       Page
                                                                      Number
PART I.

     ITEM 1.     Financial Statements (unaudited).....................

                 Balance Sheets.......................................
                 September 30, 1997 and June 30, 1997

                 Statements of Operations
                 Three months ended September 30, 1997 and 1996.......

                 Statement of Changes in Stockholders' Equity
                 Period from July 2, 1986 (inception) to
                 September 30, 1997...................................

                 Statements of Cash Flows
                 Three months ended September 30, 1997 and 1996.......

                 Notes to Financial Statements........................

     ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........

PART II.         Other Information ...................................

                 Signatures...........................................


                  PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------


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

The unaudited balance sheet of the Company at September 30, 1997, and the related audited balance sheet of the company at June 30, 1997, the unaudited statements of operations and cash flows for the three months ended September 30, 1997 and 1996, and the unaudited statements of stockholders' equity for the period from July 2, 1986 to September 30, 1997, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended September 30, 1997, are not necessarily indicative of the results that can be expected for the year ending June 30, 1998.





         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------

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



Ability of the Company to Continue
----------------------------------

The Company has a net operating loss carryforward of $61,276 since inception and has very limited working capital. The Company will need additional working capital in order to continue as a going concern and the management believes they can accomplish this objective through additional equity funding however there is no assurance that the Company will be able to obtain this objective.

Liquidity and Capital Resources
-------------------------------

At September 30, 1997 the Company had liabilities of $3,575  and did not have
assets with which to meet it's obligations.   See note 4 of the financial
statements for management's plans in this regard.

Results of Operations
---------------------

The Company has had no operations during this reporting period.









                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEETS
               September 30, 1997, and June 30, 1997
=======================================================================

                                             September 30,     June 30,
                                                 1997            1997
                                            --------------   -------------
ASSETS

CURRENT ASSETS

   Cash                                     $           -    $          -
                                            --------------   --------------
         Total Current Assets               $           -    $          -
                                            ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                         $        3,575   $       3,575
                                            --------------   --------------
         Total Current Liabilities                   3,575           3,575
                                            ---------------  --------------
STOCKHOLDERS' EQUITY

  Common stock
        300,000,000 shares authorized,
        at $0.001 par value, 9,900,000
        shares issued and outstanding                9,900           9,900

  Capital in excess of par value                    47,801          47,801

  Deficit accumulated during the
     development stage                             (61,276)        (61,276)
                                            ---------------  ---------------
         Total Stockholders' Equity
           (deficiency)                             (3,575)         (3,575)
                                            ---------------  ---------------
                                            $           -    $          -
                                            ===============  ===============















The accompanying notes are an integral part of these financial statements.











                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
     For the Three Months Ended September 30, 1997, and 1996
                    and the Period July 2, 1986
            (Date of Inception) to September 30, 1997
====================================================================


                                                         July 2, 1986
                                                      (Date of Inception) to
                                 1997         1996        Sept  30, 1997
                              ----------  -----------  --------------------
SALES                         $      -    $     -      $        2,850,562

COST OF SALES                        -          -               2,418,648
                              ----------  -----------  --------------------
    Gross Profit                     -          -                 431,914

EXPENSES                             -          -                 493,190
                              ----------  -----------  --------------------

NET LOSS                      $      -    $     -      $          (61,276)
                              ==========  ===========  ====================

NET LOSS PER COMMON
     SHARE                    $      -    $     -
                              ==========  ===========








































The accompanying notes are an integral part of these financial statements.
                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
          STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
          Period from July 2, 1986 (Date of Inception)
                      to September 30, 1997

===========================================================================

                                                Common Stock          Capital in
                                          ------------------------    Excess of    Accumulated
                                              Shares       Amount     Par Value    Deficit
                                          ------------  -----------  ------------  ------------

Balance July 2,1986 (date of inception)             -   $        -   $        -    $        -

Issuance of common stock for cash - 1986    6,000,000         6,000           -             -

Issuance of common stock for cash -
   net of issuance costs - 1987               700,000           700       44,001            -

Net operating income for the period
    ended June 30, 1987                             -            -            -             331

Issuance of common stock for all of the
   outstanding stock of American Coal
   Corporation - value unknown - 1987       1,200,000         1,200       (1,200)           -

Contribution to capital - 1988                      -            -         5,000            -


Net operating loss for the year
    ended June 30, 1988                             -            -            -         (48,949)

Issuance of common stock for all of the
    outstanding stock of King Koals, Inc.-
     1989                                   2,000,000         2,000           -             -

Net operating loss for the year ended
     June 30,  1989                                 -            -            -        (169,294)

Net operating income for the year
     ended June 30, 1990                            -            -            -         160,211

                                           -----------  -----------  ------------  --------------

Balance June  30,  1990                     9,900,000         9,900       47,801        (57,701)
                                           -----------  -----------  ------------  --------------

Balance June 30, 1996                       9,900,000         9,900       47,801        (57,701)

Net operating loss for the year ended
  June 30, 1997                                     -            -            -          (3,575)
                                           ----------  ------------  ------------  -------------
Balance June 30 and September 30, 1997      9,900,000  $      9,900  $    47,801   $    (61,276)
                                           ==========  ============ ============= ==============



The accompanying notes are an integral part of these financial statements.





















                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
     For the Three Months Ended September 30, 1997, and 1996
 and the Period from July 2, 1986 (Date of Inception) to September 30, 1997
===========================================================================

                                                           July, 2, 1986
                                                         (Date of Inception)
                                      1997        1996     to Sept 30, 1997
                                  ----------  ----------  ------------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:

  Net loss                        $     -     $      -    $        (61,276)

  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:

     Depreciation                       -            -               5,188

     Decrease in inventory              -            -             870,000

     Decrease in accounts receivable    -            -               5,023

     Increase ( Decrease) in
        accounts payable                -            -            (851,601)

                                  ----------  ----------  -----------------

       Net Cash From Operations         -            -             (32,666)

CASH FLOWS FROM INVESTING
     ACTIVITIES:
       Purchase of  equipment           -            -             (23,035)
                                 ----------  -----------  -----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
       Proceeds from issuance of
        common stock and
         contribution to capital        -            -              55,701
                                 ----------  -----------  -----------------

     Net Increase (Decrease) in Cash    -            -                 -

     Cash at Beginning of Period        -            -                 -
                                 ----------  -----------  -----------------
     Cash at End of Period       $      -    $       -    $            -
                                 ========== ============ ===================


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Issuance of 1,200,000 shares of common stock
       for stock of  American Coal Corporation - 1987     $             -
                                                          -----------------
     Issuance of 2,000,000 shares of common stock
       for stock of King Koals, Inc. - 1989               $          2,000
                                                          -----------------
     Contribution to capital - 1988                       $          5,000
                                                          -----------------

The accompanying notes are an integral part of these financial statements.




                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
========================================================================

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

Accounting Methods
--------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
----------------

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

=======================================================================

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


  None

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICAN COAL CORPORATION
                                               [Registrant]




Dated December 16, 1997     By    /s/ Dannette Uyeda
                                 ----------------------------------
                                           Dannette Uyeda , President