Form 10-Q
period 1997-12-31
AMERICAN COAL CORP
filed 1998-02-19
CIK 799194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997
                               ----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______  to __________

       Commission File number   33-8067-NY
                             ------------------


                    AMERICAN COAL CORPORATION
        -------------------------------------------------
        (Exact name of registrant as specified in charter)

                        Nevada                   13-3368082
     ---------------------------------    ---------------------------------
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

  1969 West North Temple, Salt Lake City, Utah                    84116
----------------------------------------------------------  ----------------
(Address of principal executive offices)                      (Zip Code)


                         1- 801-322-0319
    ---------------------------------------------------------
        Registrant's telephone number, including area code


-------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [x ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class              Outstanding as of December 31, 1997
     -------------------       -----------------------------------------
     Common  Stock, $0.001                  9,900,000



                              INDEX

Page                                              Number

PART I.

     ITEM 1. Financial Statements (unaudited)........................3

             Balance Sheets..........................................4
             December 31, 1997 and June 30, 1997

             Statements of Operations
               Three and six months ended December 31, 1997
               and 1996 and the period from July 2, 1986 to
               December 31, 1997.....................................5

             Statement of Changes in Stockholders' Equity
               Period from July 2, 1986 (inception) to
               December 31, 1997 .................................. .6

             Statements of Cash Flows
               Three and six months ended December 31, 1997
               and 1996 and the period from July 2, 1986 to
               December 31, 1997.....................................7

             Notes to Financial Statements ..........................8

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..........10

PART II.     Other Information.......................................11

             Signatures .............................................12


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

The unaudited balance sheet of the Company at December 31, 1997, and the related audited balance sheet of the company at June 30, 1997, the unaudited statements of operations and cash flows for the three and the six months ended December 31, 1997 and 1996, and the period from July 2, 1986 to December 31, 1997, and the unaudited statements of stockholders' equity for the period from July 2, 1986 to December 31, 1997, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended December 31, 1997, are not necessarily indicative of the results that can be expected for the year ending June 30, 1998.


                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEETS
                December 31, 1997, and June 30, 1997



                                         December 31,         June 30,
                                             1997                1997
                                        ----------------  -----------------
ASSETS

CURRENT ASSETS

      Cash                              $        -        $            -
                                        ----------------  -----------------

         Total Current Assets           $        -        $            -
                                        ================  =================
LIABILITIES AND STOCKHOLDERS'
      EQUITY

CURRENT LIABILITIES

      Accounts payable                  $         3,575   $          3,575
                                        ----------------  -----------------
            Total Current Liabilities             3,575              3,575
                                        ----------------  -----------------

STOCKHOLDERS' EQUITY

      Common stock
        300,000,000 shares authorized,
         at $0.001 par value, 9,900,000
         shares issued and outstanding            9,900              9,900

      Capital in excess of par value             47,801             47,801

      Deficit accumulated during the
          development stage                     (61,276)           (61,276)
                                        ----------------  -----------------
            Total Stockholders' Equity
              (deficiency)                       (3,575)            (3,575)
                                        ----------------  -----------------
                                        $            -    $             -
                                        ================  =================








The accompanying notes are an integral part of these financial statements.





                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
 For the Three and Six Months Ended December 31, 1997, and 1996
                    and the Period July 2, 1986
             (Date of Inception) to December 31, 1997


                        Three Months  Six Months   Three Months  Six Months   July 2, 1986
                        December 31,  December 31, December 31,  December 31, (Date of Inception)
                        1997          1997          1996         1996         To December 31,1997
                        ------------  -----------  ------------  ------------ -------------------
SALES                   $       -     $       -    $       -     $       -    $       2,850,562

COST OF SALES                   -             -            -             -            2,418,648
                        ------------  -----------  ------------  ------------ ------------------

    Gross Profit                -             -            -             -              431,914


EXPENSES                        -             -            -             -              493,190
                        ------------  -----------  ------------  ------------ -------------------
NET LOSS                $       -     $       -    $       -     $       -    $         (61,276)
                        ------------  -----------  ------------  ------------ -------------------
NET LOSS PER COMMON
  SHARE                 $       -     $       -    $       -     $       -
                        ============  ===========  ============ =============




The accompanying notes are an integral part of these financial statements.































                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
          STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
          Period from July 2, 1986 (Date of Inception)
                       to December 31, 1997

                                               Common Stock           Capital in
                                        ----------------------------  Excess of    Accumulated
                                            Shares       Amount       Par Value    Deficit
                                        ------------- --------------  ------------ --------------

Balance July 2, 1986 (date of inception)          -   $          -    $         -  $        -

Issuance of common stock for cash - 1986   6,000,000          6,000             -           -

Issuance of common stock for cash
    net of issuance costs - 1987             700,000            700        44,001           -

Net operating income for the period
    ended June 30, 1987                           -              -              -           331

Issuance of common stock for all of the
   outstanding stock of American Coal
   Corporation - value unknown - 1987      1,200,000          1,200        (1,200)          -

Contribution to capital - 1988                    -              -          5,000           -

Net operating loss for the year
   ended June 30, 1988                            -              -             -        (48,949)

Issuance of common stock for all of the
  outstanding stock of King Koals, Inc.-
   1989                                    2,000,000          2,000            -            -

Net operating loss for the year ended
   June 30,  1989                                 -              -             -       (169,294)

Net operating income for the year
  ended June 30, 1990                             -              -             -        160,211
                                         ------------  -------------  ------------  -------------

Balance June  30,  1990                    9,900,000          9,900        47,801       (57,701)
                                         ------------  -------------  ------------  -------------
Balance June 30, 1996                      9,900,000          9,900        47,801       (57,701)

Net operating loss for the year ended
  June 30, 1997                                   -              -             -         (3,575)
                                         ------------  -------------  ------------  -------------
Balance June 30 and December 31, 1997      9,900,000   $      9,900   $    47,801   $   (61,276)
                                         ============  =============  ============  =============




The accompanying notes are an integral part of these financial statements.














                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
 For the Three and Six Months Ended December 31, 1997, and 1996
 and the Period from July 2, 1986 (Date of Inception) to December 31, 1997


                        Three Months  Six Months   Three Months  Six Months   July 2, 1986
                        December 31,  December 31, December 31,  December 31, (Date of Inception)
                        1997          1997          1996         1996         To December 31,1997
                        ------------  -----------  ------------  ------------ -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss                $        -    $        -   $         -   $        -   $        (61,276)

Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

    Depreciation                 -             -             -            -              5,188

    Decrease in inventory        -             -             -            -            870,000

    Decrease in accounts
     receivable                  -             -             -            -              5,023

    Increase (Decrease)
      in accts pay               -             -             -            -           (851,601)
                       ------------  ------------  ------------  ------------  ------------------
Net Cash From Operations         -             -             -            -            (32,666)
                       ------------  ------------  ------------  ------------  ------------------

CASH FLOWS FROM
INVESTING ACTIVITIES:
    Purchase of equipment        -             -             -            -            (23,035)
                       ------------  ------------  ------------  ------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
    Proceeds from issuance
    of common stock and
    contribution to capital     -              -            -            -              55,701
                       ------------  ------------  ------------  ------------  -----------------

Net Increase (Decrease)
   in Cash                      -              -            -            -                  -

Cash at Beginning of Period     -              -            -            -                  -
                       ------------  ------------- ------------  -------------  -----------------

Cash at End of Period  $        -    $         -   $        -    $       -      $           -
                       ============  ============= ============  =============  =================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Issuance of 1,200,000  shares of common stock for stock of
     American Coal Corporation - 1987                                           $           -
                                                                                ----------------
  Issuance of 2,000,000 shares of common stock for stock of
              King Koals, Inc. - 1989                            $      2,000
                                                                 -------------
  Contribution to capital - 198                                  $      5,000
                                                                 -------------

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

Liquidity and Capital Resources
-------------------------------

At December 31, 1997 the Company had   liabilities of $3,575  and did not have
assets with which to   meet it's obligations.   See note 4 of the financial
statements for management's plans in this regard.

Results of Operations
----------------------

The Company has had no operations during this reporting period.

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


None.


                    ITEM 5. OTHER INFORMATION


None.


             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    AMERICAN COAL CORPORATION
                                     [Registrant]


Dated February 13, 1998         By /Dannette Uyeda
                                  -----------------------------
                                    Dannette Uyeda, President