Form 10QSB
period 1998-03-31
AMERICAN COAL CORP
filed 1998-05-08
CIK 799194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998
                                  ------------------------


(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________  to _________

Commission File number     33-8067-NY
                          ---------------

                    AMERICAN COAL CORPORATION
            -----------------------------------------
        (Exact name of registrant as specified in charter)

            Nevada                              13-3368082
     ---------------------                -------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

  1969 West North Temple, Salt Lake City, Utah               84116
------------------------------------------------    ---------------------
(Address of principal executive offices)                   (Zip Code)


                          1-801-322-0319
                  -----------------------------
        Registrant's telephone number, including area code

    __________________________________________________________
      (Former name, former address, and former fiscal year,
                  if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [x ] and (2) has
been subject to such filing requirements for the past 90 days. Yes [x]   No[ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                 Outstanding as of March 31, 1998
     ----------------------        --------------------------------
      Common Stock, $0.001                  9,900,000





                              INDEX

                                                                Page
                                                                Number
                                                              -------
PART I.

   ITEM 1.  Financial Statements (unaudited)..........................3

            Balance Sheets............................................4
              March 31, 1998 and June 30, 1997

            Statements of Operations
              Three and nine months ended March 31, 1998 and 1997.....5
              and the period from July 2, 1986 to March 31, 1998

            Statement of Changes in Stockholders' Equity
              Period from July 2, 1986 (inception) to
              March 31, 1998..........................................6

            Statements of Cash Flows
              Three and nine months ended March 31, 1998 and 1997.....7
              and the period from July 2, 1986 to March 31, 1998

            Notes to Financial Statements.............................8

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations............10

PART II.    Other Information........................................11

            Signatures...............................................12

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

The unaudited balance sheet of the Company at March 31, 1998, and the related audited balance sheet of the company at June 30, 1997, the unaudited statements of operations and cash flows for the three and the nine months ended March 31, 1998 and 1997, and the period from July 2, 1986 to March 31, 1998, and the unaudited statements of stockholders' equity for the period from July 2, 1986 to March 31, 1998, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended March 31, 1998, are not necessarily indicative of the results that can be expected for the year ending June 30, 1998.

                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEETS
                 March 31, 1998, and June 30, 1997

                                                   March 31,          June 30,
                                                    1998              1997
                                                   _________         ________
ASSETS

CURRENT ASSETS

    Cash                                          $  -              $    -
                                                  -----------       ----------
      Total Current Assets                        $  -              $    -
                                                  ===========       ==========
LIABILITIES AND STOCKHOLDERS'
     EQUITY

CURRENT LIABILITIES

      Accounts payable                            $    3,575        $   3,575
                                                  -----------       ----------
         Total Current Liabilities                     3,575            3,575
                                                  -----------       ----------
STOCKHOLDERS' EQUITY

     Common stock
        300,000,000 shares authorized,
        at $0.001 par value, 9,900,000
        shares issued and outstanding                  9,900            9,900

     Capital in excess of par value                   47,801           47,801

     Deficit accumulated during the
        development stage                            (61,276)         (61,276)
                                                  -----------       ----------
          Total Stockholders' Equity (deficiency)     (3,575)          (3,575)
                                                  -----------       ----------
                                                  $     -           $     -
                                                  ===========       ==========

The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
  For the Three and Nine Months Ended March 31, 1998, and 1997
                    and the Period July 2, 1986
              (Date of Inception) to March 31, 1998

                Three Months     Nine Months     Three Months    Nine Months  July 2, 1986
                 March 31,       March 31,        March 31,       March 31,   (Date of Inception)
                    1998            1998            1997            1997       to March 31, 1998
                -------------   --------------   --------------  ------------- -----------------
SALES           $     -         $       -        $       -       $       -     $      2,850,562

COST OF SALES          -                 -                -               -           2,418,648
                -------------   --------------   --------------  ------------  ----------------
    Gross Profit       -                 -                -               -             431,914

EXPENSES               -                 -                -               -             493,190
                ------------    ---------------  --------------  -------------  ----------------
NET LOSS        $      -        $        -        $       -       $       -      $      (61,276)
                ============    ===============  ==============  =============  ----------------
NET LOSS PER
COMMON SHARE    $      -        $        -        $       -       $       -
                ============    ===============   =============  =============


The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
          STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
          Period from July 2, 1986 (Date of Inception)
                        to March 31, 1998

                                                                     Capital in
                                              Common Stock           Excess of      Accumulated
                                            Shares        Amount     Par Value      Deficit
                                          ------------- -----------  ------------   ------------
Balance July 2, 1986 (date of inception)     -           $      -    $        -     $        -

Issuance of common stock for cash - 1986     6,000,000       6,000            -              -

Issuance of common stock for cash -
  net of issuance costs - 1987                 700,000         700        44,001             -

Net operating income for the period
  ended June 30, 1987                               -           -              -             331

Issuance of common stock for all of the
  outstanding stock of American Coal
   Corporation - value unknown - 1987        1,200,000       1,200        (1,200)            -

Contribution to capital - 1988                      -           -          5,000             -

Net operating loss for the year
  ended June 30, 1988                               -           -              -         (48,949)

Issuance of common stock for all of the
  outstanding stock of King Koals,Inc.-1989  2,000,000       2,000             -             -

Net operating loss for the year ended
  June 30,  1989                                    -           -              -        (169,294)

Net operating income for the year
  ended June 30, 1990                               -           -              -         160,211
                                            -----------  ----------  ------------  --------------
 Balance June  30,  1990                     9,900,000       9,900        47,801         (57,701)
                                            ----------   ----------  ------------  --------------
Balance June 30, 1996                        9,900,000       9,900        47,801         (57,701)

Net operating loss for the year ended
  June 30, 1997                                     -           -              -          (3,575)
                                            ----------   ----------  ------------  --------------

Balance June 30, 1997 and March 31, 1998     9,900,000   $   9,900   $    47,801   $     (61,276)
                                            ==========   ==========  ============  ==============


The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
  For the Three and Nine Months Ended March 31, 1998, and 1997
 and the Period from July 2, 1986 (Date of Inception) to March 31, 1998

                      Three Months   Nine Months  Three Months  Nine Months  July 2, 1986
                        March 31,     March 31,     March 31,     March 31,  (Date of Inception)
                      1998             1998         1997           1997      to March 31, 1998
                     -------------   -----------  ------------- -----------  -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss             $        -      $     -      $      -       $      -    $        (61,276)

Adjustments to
reconcile net loss to
net cash provided by
operating activities:

    Depreciation               -           -             -              -               5,188

    Decrease in inventory      -           -             -              -             870,000

    Decrease in accounts
    receivable                 -           -             -              -               5,023

    Increase (Decrease)
    in accts pay               -           -             -              -            (851,601)
                     ------------   ------------  ------------- ------------- ----------------
Net Cash From Operations       -           -             -              -             (32,666)
                     ------------   ------------  ------------  -------------  ---------------
CASH FLOWS FROM
INVESTING ACTIVITIES:

     Purchase of
     equipment                 -           -             -              -             (23,035)
                     ------------   ------------  ------------  -------------  ---------------
CASH FLOWS FROM
FINANCING ACTIVITIES:

     Proceeds from
     issuance of
     common stock
     and contribution
     to capital               -            -             -              -              55,701
                     ------------  -------------  -----------  --------------  ---------------
Net Increase (Decrease)
 in Cash                      -            -              -             -                -

Cash at Beginning
of Period                     -            -              -             -                -
                     ------------   ------------   ----------   -------------   --------------
Cash at End of
Period               $        -     $      -       $      -     $       -       $        -
                     ============   ============   ===========  =============   ==============

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    Issuance of 1,200,000 shares of common stock for stock of
        American Coal Corporation - 1987                             $      -
                                                                     ------------
    Issuance of 2,000,000 shares of common stock for stock of
        King Koals, Inc. - 1989                                      $      2,000
                                                                     ------------
    Contribution to capital - 1988                                   $      5,000
                                                                     ------------

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

Estimates and Assumptions
--------------------------

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

Liquidity and Capital Resources
-------------------------------

At March 31, 1998 the Company had   liabilities of $3,575  and did not have
assets with which to   meet it's obligations.   See note 4 of the financial
statements for management's plans in this regard.

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


                             AMERICAN COAL CORPORATION
                             [Registrant]




Dated May 7, 1998             By /s/ Dannette Uyeda
                                  ------------------
                                     Dannette Uyeda, President