Form 10KSB/A
period 1997-06-30
AMERICAN COAL CORP
filed 1998-05-27
CIK 799194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                         FORM 10-KSB - A1

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

At June 30, 1997, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

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

During 1990 the Company abandoned its interest held in the subsidiary and its efforts to develop and operate mineral leases, and since that date has remained inactive.


                ITEM 2.  DESCRIPTION OF PROPERTIES

The Company does not maintain any office nor does it own any property


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

During 1990 the Company abandoned its interest held in the subsidiary and its efforts to develop and operate mineral leases, and since that date has remained inactive.

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

Name              Age    Position               Director and/or Officer Since
----               ---   ----------             -----------------------------
Dannette Uyeda    28     President and Director   1997
Jennifer Ngo      25     Secretary/Treasurer      1997
                           And Director

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

        Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------
     The Company does not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, its officers, directors and holders of more than 10% of the Company's outstanding shares are not subject to the provisions of Section 16(a).

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

Title
 of                              Nature of       Number of
Class   Name of Person or Group  Ownership(1)    Shares Owned   Percent
------  -----------------------  --------------  ------------   -------

Common  Officers and Directors:
           Dannette Uyeda         NA                0           0%
           Jennifer Ngo           NA                0           0%

Common  5% Shareholders:
           Dalewood Corporation   Direct           500,000      5.1%
           Raymond E. Davis       Direct         1,006,750     10.2%
           Rualette Fuller        Direct           500,000      5.1%
           Ruth Ann Fuller        Direct           500,000      5.1%
           Rual Fuller            Direct           960,000      9.7%
           John Hartunian         Direct           500,000      5.1%
           Shanna F. Henry        Direct           500,000      5.1%
           Nick Julian            Direct         1,469,175     14.8%
           Kole Johnson           Direct           500,000      5.1%

------------------------------------------------------------------------
All Officers and Directors as a Group (2 persons)        0          0%

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

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                      Page
-----------------                                                      ----
Report of Andersen, Andersen & Strong, Certified Public Accountants     12

Balance Sheet as of June 30, 1997                                       13

Statements of Operations for years ended June 30, 1997 and 1996         14

Statements of Stockholders' Equity for the years ended
     June 30, 1997 and 1996 and from inception                          15

Statements of Cash Flows for the years ended June 30, 1997 and 1996     16

Notes to Financial Statements                                           17

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


                              AMERICAN COAL CORPORATION

Date:    May 22, 1998            By /s/ Dannette Uyeda
                                    -------------------------
                                     Dannette Uyeda, President and Director

Date:    May 22, 1998            By /s/ Jennifer Ngo
                                    --------------------------
                                     Jennifer Ngo, Secretary/Treasurer
                                                   and Director


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