Form 10KSB
period 1998-06-30
AMERICAN COAL CORP
filed 1998-09-15
CIK 799194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
        For the fiscal year ended            June 30, 1998
                                  ----------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from ________________ to

        Commission File number             33-8067-NY
                                    ------------------------------

                    AMERICAN  COAL CORPORATION
         -----------------------------------------------
        (Exact name of registrant as specified in charter)

          Nevada                                          13-3368082
--------------------------------------------       -------------------------
State or other jurisdiction of incorporation       (I.R.S. Employer I.D. No.)
or organization

1969 West North Temple,  Salt Lake City, Utah           84116
-------------------------------------------------   ------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code    1-801-322-0319
                                                -------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                Name of each exchange on which registered
       None                                        None
 -----------------                 ---------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:
                  None
--------------------------------
          (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) Yes [ x ]   No [  ]              (2)  Yes [x ]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $  -0-
                                                           --------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At June 30, 1998, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                          Not applicable

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 1998, the registrant had 9,900,000 shares of common stock issued and outstanding.

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

                        TABLE OF CONTENTS



PART I
------                                                                  Page
                                                                        ----

ITEM 1.     DESCRIPTION OF BUSINESS                                       4

ITEM 2.     DESCRIPTION OF PROPERTIES                                     4

ITEM 3.     LEGAL PROCEEDINGS                                             4

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             4

PART II
-------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      5

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     5

ITEM 7.     FINANCIAL STATEMENTS                                          6

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                      6

PART III
--------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT           6

ITEM 10.    EXECUTIVE COMPENSATION                                       8

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                               9

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              10

PART IV
-------

ITEM 13.    EXHIBITS                                                    10

_____________________________________________________________________________

                 ITEM 1.  DESCRIPTION OF BUSINESS
_____________________________________________________________________________

History and Organization
------------------------

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001, with the name of "Technical Solutions, Ltd." On July 3, 1989 the name was changed to "American Coal Corporation."

On November 1, 1987, the Company issued 1,200,000 shares of its common stock in exchange for all of the outstanding stock of American Coal Corporation, a Virginia corporation. No revenues were ever realized because operations ceased soon after the acquisition.

On March 25, 1989, the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 2,000,000 common shares of the Company. The transaction was reported as a pooling of interests and the operations of King Koals, Inc. was combined with the Company in a business combination and reported in consolidated financial statements. King Koals, Inc. ceased operations in 1990, and until that time was in the business of developing and operating coal leases.

During 1990 the Company abandoned its interest held in the subsidiary and its efforts to develop and operate mineral leases, and since that date has remained inactive.

_____________________________________________________________________________

                ITEM 2.  DESCRIPTION OF PROPERTIES
_____________________________________________________________________________

The Company does not maintain any office nor does it own any property.

_____________________________________________________________________________

                    ITEM 3.  LEGAL PROCEEDINGS
_____________________________________________________________________________

None.


_____________________________________________________________________________

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
_____________________________________________________________________________

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 1998.

____________________________________________________________________________

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
____________________________________________________________________________

During the past five years, there has been no established trading market for the Company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1998, the Company had 70 shareholders.

____________________________________________________________________________

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
_____________________________________________________________________________


Since discontinuing operations in 1990, the Company has had no business operations. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. In the past, the board of directors has approved a resolution authorizing the Company to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1998, the Company had no assets to pay its liabilities.

Results of Operations
----------------------

Since the Company ceased operations in 1990, its only activity to date involves the investigation of potential business opportunities.

_____________________________________________________________________________

                  ITEM 7.  FINANCIAL STATEMENTS
_____________________________________________________________________________


The financial statements of the Company are included following the signature page to this form 10-KSB.


_____________________________________________________________________________

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE
_____________________________________________________________________________

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.


_____________________________________________________________________________

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
_____________________________________________________________________________

The following table sets forth as of June 30, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.
                                                              Director and/or
Name               Age      Position                          Officer Since
---------------    ----     --------------------------        ---------------

Dannette Uyeda      30      President and Director            1997
Jennifer Ngo        26      Secretary and Director            1997

Each director of the Company serves for a term of one year and until his or her successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his of her successor is elected at the annual meeting of the board of directors and is qualified.

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

_____________________________________________________________________________

                 ITEM 10.  EXECUTIVE COMPENSATION
_____________________________________________________________________________

Cash Compensation
-----------------

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 1998, 1997, and 1996.

Bonuses and Deferred Compensation
---------------------------------

None.

Compensation Pursuant to Plans
-------------------------------

None.

Pension Table
-------------

None.

Other Compensation
------------------

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

____________________________________________________________________________

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
_____________________________________________________________________________

The following table sets forth as of June 30, 1998, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

______________________________________________________________________________

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
_____________________________________________________________________________


Transactions with Management and Others
---------------------------------------

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

Transactions with Promoters
---------------------------

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not deemed to be material.
____________________________________________________________________________

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
_____________________________________________________________________________

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                       Page
-----------------                                                       ----
Report of Andersen, Andersen & Strong, Certified Public Accountants       12

Balance Sheets as of June 30, 1998 and June 30, 1997                      13

Statements of Operations for years ended June 30, 1998, 1997 and 1996     14

Statements of Changes in Stockholders' Equity for the period from
July 2, 1986 (date of inception) to June 30, 1998                         15

Statements of Cash Flows for the years ended June 30, 1998,
1997 and 1996                                                             16

Notes to Financial Statements                                             17

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

None.
____________________________________________________________________________

                            SIGNATURES
_____________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       AMERICAN COAL CORPORATION

Date: September 15, 1998              By /s/ Dannette Uyeda
                                         -------------------------------
                                          Dannette Uyeda, President and
                                                          Director

Date: September 15, 1998             By /s/ Jennifer Ngo
                                         -------------------------------
                                          Jennifer Ngo, Secretary and Director

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


Board of Directors
American Coal Corporation
Salt Lake City, Utah

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of American Coal Corporation (a development stage company) at June 30, 1998, and June 30, 1997 and the statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998 , 1997, and 1996 and the period July 2, 1986 (date of inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Coal Corporation at June 30, 1998, and June 30, 1997, and the results of operations, and cash flows for the years ended June 30, 1998, 1997 and 1996 and the period July 2, 1986 (date of inception) to June 30, 1998, in conformity with generally accepted accounting principles.

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

/s/ Anderson, Anderson & Strong
Salt Lake City, Utah
August 18, 1998

                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEETS
                  June 30, 1998, and June 30, 1997


                                        June 30,           June 30,
                                          1998               1997
                                        --------------   --------------
ASSETS

CURRENT ASSETS

     Cash                             $        -        $        -
                                      ---------------   --------------
     Total Current Assets             $        -        $        -
                                      ===============   ==============

LIABILITIES AND STOCKHOLDERS'
     EQUITY

CURRENT LIABILITIES

     Accounts payable                 $        9,348     $      3,575
                                      ---------------   ---------------
          Total Current Liabilities            9,348            3,575
                                      ---------------   ---------------

STOCKHOLDERS' EQUITY

     Common stock
        300,000,000 shares authorized,
        at $0.001 par value, 9,900,000
        shares issued and outstanding          9,900            9,900

     Capital in excess of par value           47,801           47,801

     Deficit accumulated during the
        development stage                    (67,049)         (61,276)
                                      ---------------   ---------------
          Total Stockholders' Equity
              (deficiency)                    (9,348)          (3,575)
                                      ---------------   ---------------
                                      $          -      $         -
                                      ===============   ==============


The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
        For the Years Ended June 30, 1998, 1997 and 1996
                    and the Period July 2, 1986
               (Date of Inception) to June 30, 1998




                                                            July 2, 1986
                                                       (Date of Inception) to
                             1998      1997     1996       June  30, 1998
                           ---------  -------  -------  ---------------------
SALES                      $     -    $   -    $   -    $        2,850,562

COST OF SALES                    -        -        -             2,418,648
                           ---------  -------  --------  -------------------
    Gross Profit                 -        -        -               431,914

EXPENSES                      5,773     3,575      -               498,963
                           ---------  -------  --------  -------------------
NET LOSS                   $ (5,773)  $(3,575) $   -     $         (67,049)
                           =========  =======  ========  -------------------
NET LOSS PER COMMON
  SHARE

  Basic                    $     -    $   -    $   -
                           =========  =======  ========

AVERAGE OUTSTANDING        9,900,000  9,900,000 9,900,000
      SHARES               ========= ========== =========

The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
          STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
          Period from July 2, 1986 (Date of Inception)
                         to June 30, 1998

                                           Common Stock           Capital in
                                   ------------------------------ Excess of       Accumulated
                                        Shares       Amount       Par Value       Deficit
                                   --------------  -------------- --------------  ---------------
Balance July 2,  1986
(date of inception)                           -     $          -  $           -    $          -

Issuance of common stock for cash
  - 1986 at $.001                      6,000,000           6,000              -               -

Issuance of common stock for cash -
 net of issuance costs - 1987 at $.065   700,000             700         44,001               -

Net operating income for the period
  ended June 30, 1987                         -                -              -             331

Issuance of common stock for all of
 the outstanding stock of American
 Coal Corporation-value unknown-1987   1,200,000           1,200         (1,200)              -

Contribution to capital - expenses -1988      -                -          5,000               -

Net operating loss for the year
  ended June 30, 1988                         -                -              -         (48,949)

Issuance of common stock for all of
 the outstanding stock of King Koals,
 Inc.- 1989 at $.001                  2,000,000           2,000              -               -

Net operating loss for the year ended
   June 30,  1989                             -                -              -        (169,294)

Net operating income for the year
   ended June 30, 1990                        -                -              -         160,211
                                     ------------  --------------  -------------  ---------------

Balance June  30,  1990                9,900,000           9,900         47,801         (57,701)
                                     ------------  --------------  -------------  ---------------

Balance June 30, 1996                  9,900,000           9,900         47,801         (57,701)

Net operating loss for the year
  ended June 30, 1997                         -                -              -          (3,575)
                                     ------------  --------------  -------------  ---------------
Balance June 30, 1997                  9,900,000   $       9,900   $     47,801   $     (61,276)

Net operating loss for the year
  ended June 30, 1998                         -                -              -          (5,773)
                                     ------------  --------------  -------------  ---------------
Balance June 30, 1998                  9,900,000   $       9,900   $     47,801   $     (67,049)
                                     ============  ==============  =============  ===============

The accompanying notes are an integral part of these financial statements.


                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
         For the Years Ended June 30, 1998, 1997 and 1996
 and the Period from July 2, 1986 (Date of Inception) to June 30, 1998

                                                            July, 2, 1986
                                                           (Date of Inception)
                             1998      1997       1996      to June 30, 1998
                            -------- ---------  ---------  -------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

   Net loss                 $(5,773) $ (3,575)  $      -   $        (67,049)

   Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:

    Loss in investments          -          -          -              2,000

    Increase in
      accounts payable        5,773     3,575           -             9,348
                           ---------  ---------  ---------  -----------------
       Net Cash From
         Operations               -         -           -           (55,701)
                           ---------  ---------  ---------  -----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                      -         -           -                 -
                           ---------  ---------  ---------  -----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from issuance
     of common stock and
     contribution to capital      -         -           -            55,701
                           ---------  ---------  ---------  -----------------
   Net Increase (Decrease)
    in Cash                       -         -           -               -

   Cash at Beginning of Period    -         -           -               -
                           ---------  ---------  ---------  -----------------
   Cash at End of Period   $      -   $     -    $      -   $           -
                           =========  =========  =========  =================

SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Issuance of 1,200,000 shares of common
   stock for stock of  American Coal Corporation - 1987     $           -
                                                            ----------------
  Issuance of 2,000,000 shares of common
  stock for stock of King Koals, Inc. - 1989                $         2,000
                                                            ----------------
  Contribution to capital - expenses - 1988                 $         5,000
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

Income Taxes
------------

At June 30, 1998, the Company had net operating losses carry forward of $ 67,049. The tax benefit from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryforwards expire starting in the years 2004 through 2013.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB statement No. 128..

                    AMERICAN COAL CORPORATION
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
----------------------

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