Form 10QSB
period 1998-09-30
U S JET INC
filed 1998-11-20
CIK 799194

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 33-8067-NY
                                            ----------

                                U S JET, INC.
                                -------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            84-1422609
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                              111 Airport Road
                        Butte, Montana 59701
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (406) 494-7512

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               November 18, 1998

                          Common - 11,298,789 shares


                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                   U S JET, INC. AND SUBSIDIARIES
           Unaudited Combined Consolidated Balance Sheet

                                              September 30,    June 30,
                                                  1998          1998
ASSETS
Current Assets:
    Cash and Equivalents                         223,137           98,868
    Deposits                                     190,434          182,717
    Accounts Receivable                        1,238,094        1,110,803
    Inventory                                    869,398          702,339
    Escrowed Funds                               120,443          120,257
    Deposits Paid                                 37,995           18,000
     Total Current Assets                      2,679,501        2,232,984

Property and Equipment:*
    Real-estate Properties*                    2,149,887        1,611,926
    Support Equipment                            391,781          185,000
    Aircraft Parts & Rotables                      2,461            2,500
    Transportation Equipment                     769,816          419,563
    Computer Equipment                           530,792          535,250
    Office Equipment                              93,072           34,500
    Other-Tech & Manuals                       1,275,025        1,275,351
    Goodwill                                     143,323              -0-
     Total Property and Equipment*             5,356,157        4,084,090
       Total Assets*                           8,035,658        6,317,074

      *Excludes $8,400,000 in appreciated value based upon real estate appraisal of principal properties.

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
    Accounts Payable                              97,568           91,422
    Notes Payable                              1,025,887        1,012,554
    Taxes Payable                                 18,453           12,197
     Total Current Liabilities                 1,141,908        1,116,173

Long Term Debt
    Notes Payable                              2,707,323        1,039,221
    Long Term Debt                             3,650,000        1,977,358
     Total Liabilities                         7,499,231        4,132,752

Shareholders Equity*
    Capital Stock                                984,835          887,000
    Additional Paid in Capital*                  303,012        1,989,052
    Retained Earnings (Accumulated Deficit)     (751,420)        (691,730)
     Total Stockholders' Equity                  536,427        2,184,322
     Total Liabilities and
     Stockholders' Equity                      8,035,658        6,317,074

      *Excludes $8,400,000 in appreciated value based upon real estate appraisal of principal properties.

                    US JET, INC., and Subsidiaries
             Unaudited Combined Consolidated Income Sheet
                   3 Months Ended September 30, 1998
                    and Year Ended June 30, 1998
                                          September 30,    June 30,
                                               1998          1998
                                 Income
Sales                                     3,431,115             6,628,984
Cost of goods Sold                       (2,628,510)           (5,657,919)
    Gross Profit from Sales                 802,605                71,065

Rental Income                                24,307                48,614
Misc. Service Income                          6,946                13,892
Transportation Income                         4,061                 6,122
Other Revenue
    Interest Income                           2,221                 4,203
Purchase Discounts                           49,366               102,735
    TOTAL INCOME                            889,506             1,146,631

                                Expenses

Operating Expenses
    Advertising                               2,168                 3,816
    Accounting                                2,419                11,058
    Amortization                              3,739                   841
    Bank Charges                              1,603                   735
    NSF Checks                                  719                 1,506
    Computer supplies/software                4,605                13,210
    Consulting fees                           5,152                 8,904
    Contributions                             1,770                 3,747
    Contract Labor                           10,470                20,556
    Dues & Subscriptions                      1,112                 2,083
    Data Processing                           3,319                 6,769
    Depreciation                             17,684                21,954
    Drug testing - Employees                    690                 1,095
    Equipment Rental                          2,091                 6,190
    Equipment repair/supplies                 2,594                 3,188
    Fire Equipment & supplies                   733                 1,388
    Freight                                  (1,340)               (4,689)
    Insurance - General                      33,628                50,789
    Insurance - Emp. Group                   32,182                65,262
    Interest                                107,671               174,610
    Legal                                     5,544                 7,709
    Misc                                      3,595                11,373
    Office Supplies                           6,899                10,776
    Printing                                    146                   321
    Postage                                   3,536                 4,726
    Rent                                     40,341                65,136
    Repairs & Maintenance                    16,789                14,064
    Salaries                                364,661               658,266
    Sales Expense                             7,208                10,309
    Security & Alarm                          1,053                 2,069
    Taxes & Licenses                          3,527                 5,636
    Taxes - Payroll                          51,623                90,823
    Taxes - Property                            582                 1,941
    Telephone                                14,281                24,319
    Travel & Ent                             25,538                52,732
    Utilities                                45,952                90,458
    vehicles - leased                        46,304                90,608
    Vehicle Licenses                            692                   903
    Vehicle repairs                          24,282                54,564
    Gas, Tires & Oil                         34,875                63,375
    Warehouse supplies                       16,626                20,972
    Workers Comp. Ins                         2,133                 3,324
           Total Expenses                   949,196             1,677,416

    Pre-Tax Net Income                      (59,690)             (530,785)

The accompanying notes are an integral part of this financial statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U S Jet, Inc. and Subsidiaries

Note 1 - Significant Accounting Policies

Nature of Operations - U S Jet, Inc, a Nevada corporation (the Company), is an international transportation and logistics service provider. The Company's services are provided through its offices, distribution center, and employees located in Butte, Montana. The Company's principal lines of business are air freight transportation, surface truck transportation, customs brokerage and value added services in the materials management area, such as warehousing and distribution. The principal markets for all lines of business are North America, Europe, the Far East, Latin America and the South Pacific.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risk Factors - The Company's operations are influenced by many factors, including economic and political conditions around the world, international laws, and industry trends.

Principles of Consolidation - The accompanying consolidated financial statements include U S Jet Inc and its wholly-owned subsidiaries. There are no Investments in 100% or less owned affiliates. All significant inter-company balances and transactions have been eliminated.

Cash and Equivalents include demand deposits and investments with original maturities of three months or less.

Short-term Investments include deposits of cash in interest bearing securities which have original maturities of greater than 90 days and less than one year.

Trade Receivables include disbursements made by the Company on behalf of its customers for transportation costs and custom duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's income statement. Management establishes reserves based on the expected ultimate recovery of these receivables.

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of property as follows: building, 20-50 years; leasehold improvements, life of the improvements, life of the lease or estimated useful life if shorter; equipment and furniture, 3-10 years.

Revenue Recognition - Revenue and freight consolidation costs are recognized at the time the freight departs the terminal of origin. Custom brokerage and other revenue are recognized upon completing the documents necessary for customs clearance.

Revenue realized as an indirect air carrier or a freight consolidator includes the direct carrier's charges to the Company for carrying the shipment.
Revenue realized in other capacities includes only the commissions and fees received.

Note 2 - Acquisitions

Effective August 25, 1998, U S Jet, Inc. ("USJ"), a Delaware corporation; all of the stockholders of USJ; and American Coal Corporation ("ACC") entered into an Agreement and Plan of Merger (the "Agreement"). ACC was an inactive public company that had been dormant since 1990. ACC had been exploring business opportunities in an attempt to enter into a transaction with a company where the controlling interest in ACC would be acquired by the successor company, Pursuant to the Agreement, ACC conducted a 100 for one, reverse split of its shares and all of the outstanding shares of USJ were exchanged for 10,200,000 shares of validly issued, fully paid and non-assessable common stock of ACC (approximately 88% of the issued and outstanding shares of ACC, after giving effect to the reverse split and the issuance of 995,401 post-split shares to certain persons for services rendered in connection with the transaction). For accounting purposes, the transaction has been recorded as if USJ acquired ACC, a reverse acquisition. Subsequent to the business combination, the former Board of Directors of USJ control a majority of the common stock of ACC.
As a result of the large number of shares being issued in connection with the transaction, the fact that the shares represent unregistered securities, and the market for the securities is thin, the fair value of USJ's net assets was used to determine the value of the shares exchanged. The Company is the successor entity.

During the relevant quarter of 1998, the Company entered into an agreement to acquire a 100% interest in Service Distributing, Inc. (SDI) in a merger transaction to be treated as a reorganization for tax purposes and accounted for as a pooling of interests. The estimated value of the equity shares to be issued by the Company in the transaction is $300,000. As a consolidated subsidiary of the Company, SDI is engaged in the warehousing, marketing and distribution, throughout the State of Montana, of a wide range of food and related products to various retail, grocery and convenience store customers, SDI currently maintains business premises in Bozeman, Montana.

During the relevant quarter of 1998, the Company entered into an agreement to acquire a 100% interest in Butte Aviation, Inc. (BAI) in a merger transaction to be treated as a reorganization for tax purposes and accounted for as a pooling of interests. The estimated value of the equity shares to be issued by the Company in the transaction is $15,000. As a consolidated subsidiary of the Company, BAI is a certificated air carrier engaged in the business of providing fuel, air taxi, charter and aircraft maintenance services at its fixed base operator property located at the Bert Mooney Airport in Butte, Montana.

Subsequent to the relevant quarter of 1998, the Company entered into and closed an agreement to acquire a 100% interest in Western Air Couriers, Inc.
(WAC) in a merger transaction to be treated as a reorganization for tax purposes and accounted for as a pooling of interests. The estimated value of the equity shares issued by the Company in the transaction is $170,000. A consolidated subsidiary of the Company, WAC is also a certificated air carrier engaged in the business of providing fuel, air taxi, air freight, charter and aircraft maintenance and pilot training services at its fixed base operator property located at the Bremerton National Airport, in Port Orchard, Washington.

The Company's financial statements assume that each of the foregoing transactions took place as of the beginning of the periods presented. The financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactiom been consummated at the beginning of the period presented, nor is it necessarily indicative of future operating results. The financial information should be read in conjunction with the historical unaudited financial statements and the related notes thereto of USJ, BAI and WAC, the historical audited financial statements and related notes thereof SDI, and the historical financial statements and related notes thereto of ACC, included in ACC's annual reports filed on Form 10-KSB as of and for the years ended June 30,1998, June 30,1997, and June 30,1996.

Note 3 - Borrowing Capacity

At September 30, 1998, the Company had limited borrowing capacity, primarily as a result of encumbrances on substantially all of its fixed assets.

Note 4 - Lease Commitments

At September 30,1998, the Company had commitments on long-term operating lease agreements for the following facilities:

The Company's executive office building, located at 111 Airport Road, Butte, Montana; the Company's flight operations, freight hangar facilities at the Bert Mooney Airport, in Butte, Montana; the office, air taxi, fuel and aircraft maintenance and hangar facilities of BAI, at the Bert Mooney Airport, in Butte, Montana; the office and warehouse facilities of SDI located at 6730 Tawnay Brown Lane, in Bozeman, Montana; and the office, air taxi, charter and freight, fuel and aircraft maintenance and training facilities of WAC, at the Bremerton National Airport, in Port Orchard, Washington.

Note 5 - Contingencies

The Company is party to routine litigation incidental to its business, which primarily involves contract disputes. It is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

Item 2.   Management's Discussion and Analysis of Plan of Operation.

Plan of Operation.

          The Company, singly and/or through its subsidiaries, holds an air carrier certificate, an interstate contract motor carrier certificate;
owns a refrigerated warehouse; and leases several airport properties in Montana and Washington. The objective of the Company is to develop and successfully operate international air cargo and trade operations from its principal logistics facilities in Montana, where all operations, accounting, training, maintenance and communication functions are also to be located.

          The Company expects to benefit from increases in exports from Asian and Latin American countries, requiring air transportation services, that are projected to result from the economic instability in those regions.

          The Company has plans to raise additional capital through one or more private placements of debt and equity securities and a secondary offering of newly issued common stock.

          The anticipated future operations of the Company are highly dependent on the ability of the Company to raise substantial additional capital, as to which no assurance can be given.

Results of Operations.
----------------------

     At September 30, 1998, the Company had $2,679,501 in current assets and $1,141,908 in current liabilities. The Company had revenues for the three months ended September 30, 1998, of $889,506, with $949,196 in expenses for a net loss of ($59,690).

Liquidity
---------

     At September 30, 1998, the Company had $2,679,501 current assets, with total current liabilities of $1,141,908. Total stockholder's equity was $536,427.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
                                                Page
          (a)  Exhibits.*                      Number

               None.

          (b)  Reports on Form 8-K.

               None.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       U S JET, INC.



Date: 11/20/98                         By/s/Kenneth R. DeBree
      ----------                       --------------------------------------
                                       Kenneth R. DeBree
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        U S JET, INC.



Date: 11/20/98                           By/s/Kenneth R. DeBree
     ----------                          ------------------------------------
                                         Kenneth R. DeBree
                                         President and
                                         Director


Date: 11/20/98                           By/s/L. William Hegland
     ----------                          ------------------------------------
                                         L. William Hegland
                                         Executive Vice President, CFO,
                                         Director of Safety, Treasurer
                                         and Director


Date: 11/20/98                           By/s/Bill Markovich, Jr.
     ----------                          ------------------------------------
                                         Bill Markovich, Jr.
                                         Director