Form 10QSB
period 1998-12-31
U S JET INC
filed 2000-05-11
CIK 799194

AMERICAN COAL CORPORATION
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: December 31, 1998

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

     Commission File number: 33-8067-NY

                    AMERICAN COAL CORPORATION
        (Exact name of registrant as specified in charter)

     Nevada                               13-3368082
State or other jurisdiction of      (I.R.S. Employer I.D. No.)
 incorporation or organization

4685 S. Highland Dr., Suite 202, Salt Lake City, UT     84117
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  801 274-1011

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [ ]   No [X]          (2)  Yes [X]    No [  ]


            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as os the last practicable date.

       Class               Outstanding as of December 31, 1998
   Common Stock, $0.001              4,918,603


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at December 31, 1998 and June 30, 1998, and the statements of operations for the three and six months ended December 31, 1998 and 1997 and the period from July 2, 1986 to December 31, 1998, the cash flows and the statement of stockholders' equity for the six months ended December 31, 1998 and 1997, and the period from July 2, 1986 to December 31, 1998, have been prepared by the Company's management and they do include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 1998 are not necessarily indicative of the results that can be expected for the year ending June 30, 1999.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                          BALANCE SHEETS
                December 31 1998 and June 30, 1998
                                   Dec 31,       June 30,
                                    1998          1998
                                   -------       -------
ASSETS
CURRENT ASSETS
 Cash                             $    -         $     -
                                  --------       --------
     Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                 $ 9,348       $ 9,348
                                   -------       --------
   Total Current Liabilities        9,348         9,348
                                   -------       --------
STOCKHOLDERS' EQUITY
 Common stock
       300,000,000 shares authorized,
       at $0.001 par value;
       4,918,603 shares issued and
       outstanding on December 31;
       99,000 on June 30             4,918            99

  Capital in excess of par value    57,598        57,602

  Deficit accumulated during the
    development stage              (71,864)      (67,049)
                                   --------      --------
   Total Stockholders'
     Equity (Deficiency)          $ (9,348)      $(9,348)
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $     -        $     -
                                  ========       =========

  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                     STATEMENTS OF OPERATIONS
  For the Three and Six Months Ended December 31, 1998 and 1997
                   and the Period July 2, 1986
             (Date of Inception) to December 31, 1998



               Three Months          Six Months     July 2, 1986
              Dec 31,   Dec 31,    Dec 31,  Dec 31,     to
               1998      1997       1998     1997    Dec 31, 1998
              -------   -------   -------  --------  -----------

SALES         $    -    $    -    $    -    $    -    $2,850,562

COST OF SALES      -         -         -         -     2,418,648
              ------    ------    ------    ------     ---------
 Gross Profit      -         -         -         -       431,914

EXPENSES       4,815         -     4,815         -       503,778
              ------    ------    ------    ------     ---------
NET LOSS     $(4,815)   $    -   $(4,815)   $    -    $  (71,864)
              ======    ======    ======    ======     =========

GAIN (LOSS) PER COMMON SHARE

 Basic      $    -     $    -   $    -     $    -
              ======    ======    ======   =======

AVERAGE OUTSTANDING SHARES

 Basic     4,918,603   99,000  4,918,603   99,000
            =========  =======  =========  =======


  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   Period July 2, 1986 (Date of Inception)to December 31, 1998

                                        Capital in
                       Common Stock     Excess of   Accumulated
                   Shares      Amount   Par Value     Deficit


Balance
July 2, 1986               -    $     -   $      -    $       -
(Date of inception)

Issuance of common
 stock for cash
 at $.10 - 1986       60,000         60      5,940            -

Issuance of common
 stock for cash-
 net of issuance costs
 - 1987 - at $6.39     7,000          7     44,694            -

Net operating income
 for the period ended
 June 30, 1987             -          -          -          331

Issuance of common
 stock for all of the
 outstanding stock of
 American Coal Corp -
 value unknown-1987   12,000         12        (12)           -

Contribution to capital -
 expenses - 1998           -          -       5000            -

Net operating loss
 for the year ended
 June 30, 1998             -          -          -      (48,949)

Issuance of common
 stock for all of the
 outstanding stock of
 King Koals, Inc. -
 1989 - at $.10       20,000         20      1,980            -

Net operating loss
 for the year ended
 June 30, 1989             -          -          -     (169,294)

Net operating income
 for the year ended
 June 30, 1990             -          -          -      160,211

Net operating loss
 for the year ended
 June 30, 1997             -          -          -       (3,575)

Net operating loss
 for the year ended
 June 30, 1998             -          -          -       (5,773)
                    ---------     ------    -------     -------
Balance
 June 30, 1998        99,000   $     99  $  57,602   $  (67,049)

Issuance of common
 stock for failed
 merger - Note 3   4,815,215      4,815          -            -

Issuance of
 additional common
 stock resulting
 from reverse stock
 split - August 25,
 1998 - Note 1         4,388          4         (4)           -

Net operating loss
 for six months ended
 December 31, 1998         -          -          -       (4,815)
                    ---------    -------   --------     --------
Balance
 December 31, 1998 4,918,603    $ 4,918    $ 57,598    $(71,864)
                    =========    =======   ========     ========

  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                     STATEMENT OF CASH FLOWS
       For the Six Months Ended December 31, 1998 and 1997
          and the Period July 2, 1986 (Date of Inception)
                      to December 31, 1998
                                              July 2, 1986
                         Dec 31,   Dec 31,        to
                           1998      1997     Dec 31, 1998
                          -------   -------   -----------

CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss                $(4,815)  $    -    $(71,864)

 Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities

   Loss of assets               -        -      2,000
   Loss on failed merger
     -Note 3                4,815        -      4,815
   Change in accounts
     payable                    -        -      9,348
                            -----     -----     -----
  Net (Decrease) in
   Cash from
   Operations                   -        -    (55,701)
                            -----     -----    ------
CASH FLOWS FROM INVESTING
ACTIVITIES                      -        -          -
                            -----     -----    ------
CASH FLOWS FROM FINANCING
ACTIVITIES

   Proceeds from issuance
    of common stock             -        -     55,701
                            -----     -----    ------
 Net Increase (Decrease)
   in Cash                      -        -          -

 Cash at Beginning
   of Period                    -        -          -
                            -----     -----     ------
 Cash at End of
   Period                 $     -    $   -      $   -
                            =====     =====     ======
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

 Issuance of 12,000 shares of common stock
     for stock of American Coal Corp - 1987           $     -
                                                        -----
  Issuance of 20,000 shares of common stock
     for stock of King Koals, Inc. - 1989               2,000
                                                        -----
 Contribution to capital - expenses - 1988             5,000
                                                        -----

  The accompanying notes are an integral part of these financial statements.



                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                  NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001. with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to
American Coal Corporation.

On March 25, 1989 the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 20,000 common shares of the Company. The transaction was reported as a pooling of interests and the operations of King Koals, Inc. were combined with the Company in a business combination and reported in consolidated financials statements and therefore the deficit shown in these financial statements includes the deficit of King Koals, Inc. King Koals, Inc. ceased operations in 1990, and until that time was in the business of developing and operating coal leases.

On August 25, 1998 the Company acquired all of the outstanding stock of U S Jet, Inc. in a stock for stock exchange. On
September 27, 1999 the transaction was retroactively rescinded by court order. See Note 3.

On August 25, 1998 the Company completed a reverse stock split of one share for 100 outstanding shares. This report has been prepared showing after stock split shares from inception.

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

Income Taxes

On December 31, 1998, the Company had net operating losses carry forward of $71,864. The tax benefit from the loss carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in years 2004 though 2018.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding in accordance with FASB statement No. 128.

Financial instruments

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
No. 130. The adoption of this standard had no impact on the total stockholders' equity on December 31, 1998.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  ACQUISITION (RETROACTIVE RESCISSION) OF US JET, INC.

On August 14, 1998 the Company completed an acquisition and merger with US Jet, Inc., a private corporation. On May 19, 1999 a complaint was filed in the Third District Court, Salt Lake County by a former officer of the Corporation to rescind the merger, based on misrepresentations and nondisclosure by US Jet. On September 27, 1999 a default judgement was rendered in favor of the Company rescinding the August 14, 1998 Agreement and Plan of Merger between the Company and US Jet, Inc., in the matter of Jennifer Ngo v. US Jet, Inc., Kenneth R DeBree and Paul A Price, Civil Number 990905347, and restoring the Company to its condition immediately preceding the merger. Subsequently, Mr. DeBree filed a Motion to Set Aside the Default Judgement, which was not ruled upon. The parties ultimately entered into an agreement rescinding and terminating the merger release and indemnification on March 13, 2000, resolving all disputes between the parties, and confirming the rescission of the August 14, 1998 merger.

4.  RELATED PARTY TRANSACTIONS

The statement of changes in stockholders' equity shows a total of 4,918,603 shares of common stock issued of which no shares were issued to related parties in exchange for cash during 1998.

5.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company however, the Company does not have the working capital to be successful in its effort.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate for the coming year, however there is no assurance that the Company will be able to obtain this objective.


ITEM 2.  PLAN OF OPERATIONS

History and Organization

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001. with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to
American Coal Corporation.

On November 1, 1987 the Company issued 12,000 shares of its common stock in exchange for all of the outstanding stock of American Coal Corporation, a Virginia corporation. No revenues were ever realized because operations ceased soon after the acquisition.

On March 25, 1989 the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 20,000 common shares of the Company. The transaction was reported as a pooling of interests and the operations of King Koals, Inc. were combined with the Company in a business combination and reported in consolidated financials statements. King Koals, Inc. ceased operations in 1990, and until that time was in the business of developing and operating coal leases.

On August 25, 1998 the Company acquired all of the outstanding stock of U S Jet, Inc. in a stock for stock exchange. On
September 27, 1999 the transaction was retroactively rescinded by court order.

During 1990 the company abandoned its interest held in the subsidiary and its efforts to develop and operate mineral leases, and since that date has remained inactive.

Ability of the Company to Continue

The Company has a net operating loss carryforward of $(71,864) since inception and does not have working capital. The Company will need additional working capital in order to continue as a going concern and the management believes they can accomplish this objective through additional equity funding, however there is no assurance that the Company will be able to obtain this objective.

Results of Operations

The Company has had no operations during this reporting period.

Plan of Operations

The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital for its planned activity and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through equity funding and long term debt which will enable the Company to pursue its objective.

Liquidity and Capital Resources

The Company will need additional working capital to finance its planned activity.

Part II - Other Information

Item 1.   Legal Proceedings

 A default judgment was rendered in favor of the Company on September 27, 1999, rescinding the August 14, 1998 AGREEMENT AND PLAN OF MERGER between the Company and U.S. Jet, Inc., in the matter of Jennifer Ngo v. U.S. Jet, Inc., Kenneth R. DeBree, and Paul A. Price, Civil Number 990905347, and restoring the Company to its condition immediately preceding the merger. Subsequently, Mr. DeBree filed a Motion to Set Aside Default, which was not ruled upon. The parties ultimately entered into an AGREEMENT RESCINDING AND TERMINATING MERGER, RELEASE AND INDEMNIFICATION on March 13, 2000, resolving all disputes between the parties, and confirming the rescission of the August 14, 1998 merger.

Item 2.  Changes in Securities.

 On August 25, 1998, the Company acquired all of the outstanding stock of U.S. Jet, Inc. in a stock for stock exchange, and issued 10,895,401 shares of common stock, all pursuant to the AGREEMENT AND PLAN OF MERGER dated August 14, 1998 between the Company and U.S. Jet, Inc. On September 27, 1999, the transaction was retroactively rescinded by court order, as more fully set forth in "Item 1. Legal Proceedings", above. Accordingly, on October 7, 1999, the Company canceled 10,435,401 shares of the 10,895,401 which were issued pursuant to the merger. The remaining 460,000 shares were not cancelled as they had been sold subsequent to the merger to bona fide purchasers, or were otherwise in the hands of innocent third parties.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibit No.    Description
 EX-27         Financial Data Schedule

  No other exhibits were filed on Form 8-K.


                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN COAL CORPORATION


Date: May 10, 2000        By /s/ Jennifer Ngo
                               ----------------------
                              Jennifer Ngo, President