Form 10QSB
period 1999-03-31
U S JET INC
filed 2000-05-11
CIK 799194

AMERICAN COAL CORPORATION
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 1999

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

       Class               Outstanding as of March 31, 1999
   Common Stock, $0.001              4,918,603


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at March 31, 1999 and June 30, 1998, and the statements of operations for the three and nine months ended March 31, 1999 and 1998 and the period from July 2, 1986 to March 31, 1999, the cash flows and the statement of stockholders' equity for the nine months ended March 31, 1999 and 1998, and the period from July 2, 1986 to March 31, 1999, have been prepared by the Company's management and they do include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that can be expected for the year ending June 30, 1999.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                          BALANCE SHEETS
                 March 31, 1999 and June 30, 1998
                                   Mar 31,       June 30,
                                    1999          1998
                                   -------       -------
ASSETS
CURRENT ASSETS
 Cash                            $    -         $     -
                                  --------       --------
     Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                 $ 9,348       $ 9,348
                                   -------       --------
   Total Current Liabilities        9,348         9,348
                                   -------       --------
STOCKHOLDERS' EQUITY
 Common stock
       300,000,000 shares authorized,
       at $0.001 par value;
       4,918,603 shares issued and
       outstanding on March 31;
       99,000 on June 30             4,918            99

  Capital in excess of par value    57,598        57,602

  Deficit accumulated during the
    development stage              (71,864)      (67,049)
                                   --------      --------
   Total Stockholders'
     Equity (Deficiency)          $ (9,348)      $(9,348)
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $     -        $     -
                                  ========       =========

  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                     STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended March 31, 1999 and 1998
                   and the Period July 2, 1986
             (Date of Inception) to March 31, 1999



               Three Months         Nine Months     July 2, 1986
              Mar 31,   Mar 31,    Mar 31, Mar 31,        to
               1999      1998       1999     1998    Mar 31, 1999
              -------   -------   -------  --------  -----------

SALES         $    -    $    -    $    -    $    -    $2,850,562

COST OF SALES      -         -         -         -     2,418,648
              ------    ------    ------    ------     ---------
 Gross Profit      -         -         -         -       431,914

EXPENSES           -         -     4,815         -       503,778
              ------    ------    ------    ------     ---------
NET LOSS     $     -   $     -   $(4,815)   $    -    $  (71,864)
              ======    ======    ======    ======     =========

GAIN (LOSS) PER COMMON SHARE

 Basic      $    -     $    -   $    -     $    -
              ======    ======    ======   =======

AVERAGE OUTSTANDING SHARES

 Basic     4,918,603   99,000  4,918,603   99,000
            =========  =======  =========  =======


  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     Period July 2, 1986 (Date of Inception)to March 31, 1999

                                        Capital in
                       Common Stock     Excess of   Accumulated
                   Shares      Amount   Par Value     Deficit


Balance
July 2, 1986               -    $     -   $      -    $       -
(Date of inception)

Issuance of common
 stock for cash
 at $.10 - 1986       60,000         60      5,940            -

Issuance of common
 stock for cash-
 net of issuance costs
 - 1987 - at $6.39     7,000          7     44,694            -

Net operating income
 for the period ended
 June 30, 1987             -          -          -          331

Issuance of common
 stock for all of the
 outstanding stock of
 American Coal Corp -
 value unknown-1987   12,000         12        (12)           -

Contribution to capital -
 expenses - 1998           -          -       5000            -

Net operating loss
 for the year ended
 June 30, 1998             -          -          -      (48,949)

Issuance of common
 stock for all of the
 outstanding stock of
 King Koals, Inc. -
 1989 - at $.10       20,000         20      1,980            -

Net operating loss
 for the year ended
 June 30, 1989             -          -          -     (169,294)

Net operating income
 for the year ended
 June 30, 1990             -          -          -      160,211

Net operating loss
 for the year ended
 June 30, 1997             -          -          -       (3,575)

Net operating loss
 for the year ended
 June 30, 1998             -          -          -       (5,773)
                    ---------     ------    -------     -------
Balance
 June 30, 1998        99,000   $     99  $  57,602   $  (67,049)

Issuance of common
 stock for failed
 merger - Note 3   4,815,215      4,815          -            -

Issuance of
 additional common
 stock resulting
 from reverse stock
 split - August 25,
 1998 - Note 1         4,388          4         (4)           -

Net operating loss
 for nine months ended
 March 31, 1999            -          -          -       (4,815)
                    ---------    -------   --------     --------
Balance
 March 31, 1999    4,918,603    $ 4,918    $ 57,598    $(71,864)
                    =========    =======   ========     ========

  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                     STATEMENT OF CASH FLOWS
        For the Nine Months Ended March 31, 1999 and 1998
          and the Period July 2, 1986 (Date of Inception)
                      to March 31, 1999
                                              July 2, 1986
                         Mar 31,   Mar 31,        to
                           1999      1998     Mar 31, 1999
                          -------   -------   -----------

CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss                $(4,815)  $    -    $(71,864)

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

Income Taxes

On March 31, 1999, the Company had net operating losses carry forward of $71,864. The tax benefit from the loss carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in years 2004 though 2018.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
No. 130. The adoption of this standard had no impact on the total stockholders' equity on March 31, 1999.

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

4.  RELATED PARTY TRANSACTIONS

Related parties own 2% of the outstanding common capital stock.

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

Ability of the Company to Continue

The Company has a net operating loss carryforward of $71,864 since inception and does not have working capital. The Company will need additional working capital in order to continue as a going concern and the management believes they can accomplish this objective through additional equity funding, however there is no assurance that the Company will be able to obtain this objective.

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