Form 10KSB
period 1999-06-30
U S JET INC
filed 2000-05-11
CIK 799194

AMERICAN COAL CORPORATION
              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                         FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: June 30, 1999

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

Securities registered pursuant to section 12 (b) of the Act:
None

Securities registered pursuant to sections 12 (g) of the Act: None

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [ ]   No [X]          (2)  Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 0.00

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

At June 30, 1999, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS)
                         Not applicable

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 1999, the registrant had 4,918,603 shares of common stock issued and outstanding.


                DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated; (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b)
or (c) under the Securities Act of 1933:    None


PART I
ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001. with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to American Coal
Corporation.

On November 1, 1987 the company issued 12,000 shares of its common stock in exchange for all of the outstanding shares of American Coal Corporation, a Virginia corporation. No revenues were ever realized because operations ceased soon after the acquisition.

On March 25, 1989 the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 20,000 common shares of the Company. King Koals, Inc. ceased operations in 1990, and until that time was in the business of developing and operating coal leases.

On August 25, 1998 the Company acquired all of the outstanding stock of U S Jet, Inc. in a stock for stock exchange. On September 27, 1999 the transaction was retroactively rescinded by court order. See Item 3.

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

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 1999.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past five years there has been no established trading market for the Company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1999, the Company had 70 shareholders.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR
          OPERATION

Overview

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001. with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to American Coal
Corporation.

On November 1, 1987 the company issued 12,000 shares of its common stock in exchange for all of the outstanding shares of American Coal Corporation, a Virginia corporation. No revenues were ever realized because operations ceased soon after the acquisition.

On March 25, 1989 the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 20,000 common shares of the Company. King Koals, Inc. ceased operations in 1990, and until that time was in the business of developing and operating coal leases.

On August 25, 1998 the Company acquired all of the outstanding stock of U S Jet, Inc. in a stock for stock exchange. On September 27, 1999 the transaction was retroactively rescinded by court order. See Item 3.

On August 25, 1998 the Company completed a reverse stock split of one share for 100 outstanding shares. This report has been prepared showing after stock split shares from inception.

During 1990 the Company abandoned its interest held in the subsidiary and its efforts to develop and operate mineral leases, and since that date has remained inactive.

Since discontinuing operations, the Company has had no business operations. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by law, the articles of incorporation or bylaws or by contract, shareholders' approval will not be sought.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

Liquidity and Capital Resources

As of June 30, 1999, the Company had no assets to pay its liabilities.

Results of Operations

Since the Company ceased operations in 1990, its only activity to date involves the investigation of potential business opportunities.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

The following table sets forth as of June 30, 1999, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name           Age    Position          Director and/or
                                        Officer Since
Jennifer Ngo   27   Secretary/Director       1997
                    President                1999

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each fo the Company's executive officers and directors.

Jennifer Ngo   Ms. Ngo is a graduate of the University of Utah
               with dual Baccalaureates in English and
               Microbiology along with a minor in International
               Economics. She has extensive experience working with public and private companies, ranging from start-ups to fully established operations. Ms. Ngo is also the president and a director of another public company, EMC Energies, Inc.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing.

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

(4) was the subject of any order, judgement, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgement in such civil action findings by the Securities and Exchange
Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or filing by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

       Compliance with Section 16(a) of the Exchange Act

Since the Company ceased operations in 1990, other than as set forth below, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table sets forth as of June 30, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name           Position                 Report to be Filed

Jennifer Ngo   President/Secretary/     Form 3
               Director


ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 1999, 1998, and 1997.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

Other Compensation

None.

Compensation of Directors

None.

Termination of Employment and Change of Control Arrangement

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth as of June 30, 1999, the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name of Person           Nature of      Number of
or Group                 Ownership (1)  Shares Owned   Percent
--------------           -------------  ------------   -------
Officers and Directors
 and Principal Shareholders:

Jennifer Ngo             Direct         100,000          2%

All Officers and Directors
 as a Group (1 person)   Direct         100,000          2%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any securities holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Transactions with Promoters

The Company was organized more than five years ago, therefore transactions between the Company and its promoters or founders are not deemed to be material.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Report of Anderson, Anderson & Strong, Certified Public
Accountants

Balance Sheets as of June 30, 1999 and June 30, 1998

Statements of Operations for years ended June 30, 1999, 1998 and
1997

Statements of Changes in Stockholders' Equity for the period from July 2, 1986 to June 30, 1999

Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

Notes to Financial Statements

(a)(2) Financial Statements Schedules. The following financial statement schedules are included as a part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

None.

(b) Reports on Form 8-K

Change in Control of Registrant filed October 8, 1999 incorporated by reference.


Exhibits  Description
--------  -----------------------
EX-27     Financial Data Schedule


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              AMERICAN COAL CORPORATION

Date: May 10, 2000            By:     /s/
                                 ----------------------
                                  Jennifer Ngo, President and
                                                Director


Board of Directors
American Coal Corporation
Salt Lake City, Utah

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of American Coal Corporation (a development stage company) at June 30, 1999, and June 30, 1998 and the statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999, 1998 and 1997 and the period July 2, 1986 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility it to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Coal Corporation at June 30, 1999, and June 30, 1998, and the results of operations and cash flows for the years ended June 30, 1999, 1998, and 1997 and the period July 2, 1986 (date of inception) to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need working capital for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    /s/
Anderson, Anderson & Strong

Salt Lake City, Utah
November 3, 1999

                     AMERICAN COAL CORPORATION
                   ( Development Stage Company )
                           BALANCE SHEETS
                   June 30, 1999 and June 30, 1998
                                  June 30,       June 30,
                                    1999          1998
                                   -------       -------
ASSETS
CURRENT ASSETS
 Cash                             $    -         $     -
                                  --------       --------
     Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                 $ 9,348       $ 9,348
                                   -------       --------
   Total Current Liabilities        9,348         9,348
                                   -------       --------
STOCKHOLDERS' EQUITY
 Common stock
       300,000,000 shares authorized,
       at $0.001 par value;
       4,918,603 shares issued and
       outstanding June 30, 1999;
       99,000 on June 30, 1998       4,918            99

  Capital in excess of par value    57,598        57,602

  Deficit accumulated during the
    development stage              (71,864)      (67,049)
                                   --------      --------
   Total Stockholders'
     Equity (Deficiency)          $ (9,348)      $(9,348)
                                   --------      --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $     -        $     -
                                  ========       =========

   The accompanying notes are an integral part of these financial statements.

                     AMERICAN COAL CORPORATION
                   ( Development Stage Company )
                      STATEMENTS OF OPERATIONS
         For the Years Ended June 30, 1999, 1998 and 1997
                    and the Period July 2, 1986
             (Date of Inception) to June 30, 1999



                                                    July 2, 1986
                                                         to
                         1999       1998     1997    Mar 31, 1999
                       -------    -------  --------  -----------

SALES                   $    -    $    -    $    -    $2,850,562

COST OF SALES                -         -         -     2,418,648
                        ------    ------    ------     ---------
 Gross Profit                -         -         -       431,914

EXPENSES                 4,815     5,773     3,575       503,778
                        ------    ------    ------     ---------
NET LOSS               $(4,815)  $(5,773)  $(3,575)   $  (71,864)
                        ======    ======    ======     =========

NET LOSS PER COMMON SHARE

 Basic                $    -    $    -    $    -
                       ======    ======   =======

AVERAGE OUTSTANDING SHARES

 Basic             4,918,603    99,000    99,000
                    =========   =======   =======



   The accompanying notes are an integral part of these financial statements.

                     AMERICAN COAL CORPORATION
                   ( Development Stage Company )
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      Period July 2, 1986 (Date of Inception)to June 30, 1999

                                        Capital in
                       Common Stock     Excess of   Accumulated
                   Shares      Amount   Par Value     Deficit
                   ------      ------   ----------  -----------

Balance
July 2, 1986               -    $     -   $      -    $       -
(Date of inception)

Issuance of common
 stock for cash
 at $.10 - 1986       60,000         60      5,940            -

Issuance of common
 stock for cash-
 net of issuance costs
 - 1987 - at $6.39     7,000          7     44,694            -

Net operating income
 for the period ended
 June 30, 1987             -          -          -          331

Issuance of common
 stock for all of the
 outstanding stock of
 American Coal Corp -
 value unknown-1987   12,000         12        (12)           -

Contribution to capital -
 expenses - 1998           -          -       5000            -

Net operating loss
 for the year ended
 June 30, 1998             -          -          -      (48,949)

Issuance of common
 stock for all of the
 outstanding stock of
 King Koals, Inc. -
 1989 - at $.10       20,000         20      1,980            -

Net operating loss
 for the year ended
 June 30, 1989             -          -          -     (169,294)

Net operating income
 for the year ended
 June 30, 1990             -          -          -      160,211

Net operating loss
 for the year ended
 June 30, 1997             -          -          -       (3,575)

Net operating loss
 for the year ended
 June 30, 1998             -          -          -       (5,773)
                    ---------     ------    -------     -------
Balance
 June 30, 1998        99,000   $     99  $  57,602   $  (67,049)

Issuance of common
 stock for failed
 merger - Note 3   4,815,215      4,815          -            -

Issuance of
 additional common
 stock resulting
 from reverse stock
 split - August 25,
 1998 - Note 1         4,388          4         (4)           -

Net operating loss
 for year ended
 June 30, 1999             -          -          -       (4,815)
                    ---------    -------   --------     --------
Balance
 June 30, 1999     4,918,603    $ 4,918    $ 57,598    $(71,864)
                   =========    ========   ========     ========

   The accompanying notes are an integral part of these financial statements.

                     AMERICAN COAL CORPORATION
                   ( Development Stage Company )
                      STATEMENT OF CASH FLOWS
          For the Years Ended June 30, 1999, 1998 and 1997
           and the Period July 2, 1986 (Date of Inception)
                      to June 30, 1999
                                                   July 2, 1986
                                                       to
                            1999    1998    1997   June 30, 1999
                           ------  ------  ------  ------------

CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss                $(4,815) $(5,773) $(3,575)  $(71,864)

 Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities

   Loss in investments          -        -        -      2,000
   Loss on failed merger
     -Note 3                4,815        -        -      4,815
   Change in accounts
     payable                    -    5,773    3,575      9,348
                            -----    -----    -----     ------
  Net (Decrease) in
   Cash from
   Operations                   -        -        -    (55,701)
                            -----    -----    -----     ------
CASH FLOWS FROM INVESTING
ACTIVITIES                      -        -        -          -
                            -----    -----    -----     ------
CASH FLOWS FROM FINANCING
ACTIVITIES

   Proceeds from issuance
    of common stock             -        -        -     55,701
                            -----    -----    -----     ------
 Net Increase (Decrease)
   in Cash                      -        -        -          -

 Cash at Beginning
   of Period                    -        -        -          -
                            -----    -----    -----     ------
 Cash at End of
   Period                 $     -    $   -    $   -     $    -
                            =====    =====    =====     ======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

 Issuance of 12,000 shares of common stock
     for stock of American Coal Corp - 1987           $     -
                                                        -----
  Issuance of 20,000 shares of common stock
     for stock of King Koals, Inc. - 1989               2,000
                                                        -----
 Contribution to capital - expenses - 1988             5,000
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

Income Taxes

On June 30, 1999, the Company had net operating losses carry forward of $75,364. The tax benefit from the loss carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in years 2004 though 2019.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
No. 130. The adoption of this standard had no impact on the total stockholders' equity on June 30, 1999.

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

5.  RELATED PARTY TRANSACTIONS

Related parties own 2% of the outstanding common capital stock.