Form 10QSB
period 1999-09-30
U S JET INC
filed 2000-05-11
CIK 799194

AMERICAN COAL CORPORATION
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: September 30, 1999

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

       Class               Outstanding as of September 30, 1999
   Common Stock, $0.001              4,918,603


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at September 30, 1999 and June 30, 1999, and the statements of operations for the three months ended September 30, 1999 and 1998 and the period from July 2, 1986 to September 30, 1999, the cash flows and the statement of stockholders' equity for the three months ended September 30, 1999 and 1998, and the period from July 2, 1986 to September 30, 1999, have been prepared by the Company's management and they do include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.


                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                          BALANCE SHEETS
               September 30, 1999 and June 30, 1999
                                   Sept 30       June 30,
                                    1999          1999
                                   -------       -------
ASSETS
CURRENT ASSETS
 Cash                             $    -         $     -
                                  --------       --------
     Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                 $ 9,572       $ 9,348
                                   -------       --------
   Total Current Liabilities        9,572         9,348
                                   -------       --------
STOCKHOLDERS' EQUITY
 Common stock
       300,000,000 shares authorized,
       at $0.001 par value;
       4,918,603 shares issued and
       outstanding on September 30
       and June 30                   4,918         4,918

  Capital in excess of par value    57,598        57,598

  Deficit accumulated during the
    development stage              (72,088)      (71,864)
                                   --------      --------
   Total Stockholders'
     Equity (Deficiency)          $ (9,572)      $(9,348)
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $     -        $     -
                                  ========       =========

  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                     STATEMENTS OF OPERATIONS
     For the Three Months Ended September 30, 1999 and 1998
                   and the Period July 2, 1986
             (Date of Inception) to September 30, 1999



                          Three  Months      July 2, 1986
                         Sept 31,  Sept 31,       to
                           1999     1999      Sept 31, 1998
                         --------  --------   -------------

SALES                    $    -    $    -       $2,850,562

COST OF SALES                 -         -        2,418,648
                         ------    ------        ---------
 Gross Profit                 -         -          431,914

EXPENSES                    224     4,815          504,002
                         ------    ------        ---------
NET LOSS                 $ (224)  $(4,815)       $ (72,088)
                         ======    ======        =========

GAIN (LOSS) PER COMMON SHARE

 Basic                  $    -    $    -
                         ======    ======

AVERAGE OUTSTANDING SHARES

 Basic               4,918,603  4,918,603
                      =========  =========


  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   Period July 2, 1986 (Date of Inception)to September 30, 1999

                                        Capital in
                       Common Stock     Excess of   Accumulated
                   Shares      Amount   Par Value     Deficit


Balance
July 2, 1986               -    $     -   $      -    $       -
(Date of inception)

Issuance of common
 stock for cash
 at $.10 - 1986       60,000         60      5,940            -

Issuance of common
 stock for cash-
 net of issuance costs
 - 1987 - at $6.39     7,000          7     44,694            -

Net operating income
 for the period ended
 June 30, 1987             -          -          -          331

Issuance of common
 stock for all of the
 outstanding stock of
 American Coal Corp -
 value unknown-1987   12,000         12        (12)           -

Contribution to capital -
 expenses - 1998           -          -       5000            -

Net operating loss
 for the year ended
 June 30, 1998             -          -          -      (48,949)

Issuance of common
 stock for all of the
 outstanding stock of
 King Koals, Inc. -
 1989 - at $.10       20,000         20      1,980            -

Net operating loss
 for the year ended
 June 30, 1989             -          -          -     (169,294)

Net operating income
 for the year ended
 June 30, 1990             -          -          -      160,211

Net operating loss
 for the year ended
 June 30, 1997             -          -          -       (3,575)

Net operating loss
 for the year ended
 June 30, 1998             -          -          -       (5,773)

Issuance of common
 stock for failed
 merger - Note 1   4,815,215      4,815          -            -

Issuance of
 additional common
 stock resulting
 from reverse stock
 split - August 25,
 1998 - Note 1         4,388          4          (4)          -

Net operating loss
 for the year ended
 June 30, 1999             -          -          -       (4,815)
                    ---------     ------    -------     -------
Balance
 June 30, 1999      4,918,603    $ 4,918   $ 57,598    $(71,864)

Net operating loss
 for the three months
 ended Sept. 30, 1999       -          -          -        (224)
                    ---------    -------   --------     --------
Balance
 September 30, 1999 4,918,603    $ 4,918   $ 57,598    $(72,088)
                    =========    =======   ========     ========

  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                     STATEMENT OF CASH FLOWS
      For the Three Months Ended September 30, 1999 and 1998
          and the Period July 2, 1986 (Date of Inception)
                      to September 30, 1999
                                               July 2, 1986
                         Sept 31,  Sept 31,        to
                           1999       1998     Sept 31, 1999
                          -------   -------    -------------

CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss                $  (224)  $ (4,815)   $(72,088)

 Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities

   Loss of assets               -          -      2,000
   Loss on failed merger
     -Note 1                    -      4,815      4,815
   Change in accounts
     payable                  224          -      9,572
                            -----      -----      -----
  Net (Decrease) in
   Cash from
   Operations                   -          -    (55,701)
                            -----      -----     ------
CASH FLOWS FROM INVESTING
ACTIVITIES                      -          -          -
                            -----      -----     ------
CASH FLOWS FROM FINANCING
ACTIVITIES

   Proceeds from issuance
    of common stock             -          -     55,701
                            -----      -----     ------
 Net Increase (Decrease)
   in Cash                      -          -          -

 Cash at Beginning
   of Period                    -          -          -
                            -----      -----      ------
 Cash at End of
   Period                 $     -      $   -      $   -
                            =====      =====      ======
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

 Issuance of 12,000 shares of common stock
     for stock of American Coal Corp - 1987           $     -
                                                        -----
  Issuance of 20,000 shares of common stock
     for stock of King Koals, Inc. - 1989               2,000
                                                        -----
 Contribution to capital - expenses - 1988             5,000
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

Income Taxes

On September 30, 1999, the Company had net operating losses carry forward of $72,088. The tax benefit from the loss carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in years 2004 though 2019.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
No. 130. The adoption of this standard had no impact on the total stockholders' equity on September 30, 1999.

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