Form 10QSB
period 2000-03-31
U S JET INC
filed 2000-05-18
CIK 799194

AMERICAN COAL CORPORATION
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 2000

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

       Class               Outstanding as of March 31, 2000
   Common Stock, $0.001              51,805


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at March 31, 2000 and June 30, 1999, and the statements of operations for the three and nine months ended March 31, 2000 and 1999 and the period from July 2, 1986 to March 31, 2000, the cash flows and the statement of stockholders' equity for the nine months ended March 31, 2000 and 1999, and the period from July 2, 1986 to March 31, 2000, have been prepared by the Company's management and they do include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                          BALANCE SHEETS
                 March 31, 2000 and June 30, 1999
                                   Mar 31,       June 30,
                                    2000          1999
                                   -------       -------
ASSETS
CURRENT ASSETS
 Cash                             $    -         $     -
                                  --------       --------
     Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                  $10,608       $ 9,348
                                   -------       --------
   Total Current Liabilities        10,608         9,348
                                   -------       --------
STOCKHOLDERS' EQUITY
 Common stock
       300,000,000 shares authorized,
       at $0.001 par value;
       51,805 shares issued and
       outstanding on March 31;
       9,837 on June 30                 52            10

  Capital in excess of par value    72,464        62,506

  Deficit accumulated during the
    development stage              (83,124)      (71,864)
                                   --------      --------
   Total Stockholders'
     Equity (Deficiency)          $(10,608)      $(9,348)
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $     -        $     -
                                  ========       =========

  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                     STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended March 31, 2000 and 1999
                   and the Period July 2, 1986
             (Date of Inception) to March 31, 2000



               Three Months         Nine Months     July 2, 1986
              Mar 31,   Mar 31,    Mar 31,  Mar 31,     to
               2000      1999       2000     1999    Mar 31, 2000
              -------   -------   -------  --------  -----------

SALES         $    -    $    -    $    -    $    -    $2,850,562

COST OF SALES      -         -         -         -     2,418,648
              ------    ------    ------    ------     ---------
 Gross Profit      -         -         -         -       431,914

EXPENSES           -         -    11,260     4,815       515,038
              ------    ------    ------    ------     ---------
NET LOSS    $      -   $     -  $(11,260)  $(4,815)   $  (83,124)
              ======    ======    ======    ======     =========

GAIN (LOSS) PER COMMON SHARE

 Basic      $     -    $    -   $     -    $    -
              ======    ======    ======   =======

AVERAGE OUTSTANDING SHARES

 Basic       51,805     9,837    51,805    9,837
             =======    ======   =======   ======


  The accompanying notes are an integral part of these financial statements.

                    AMERICAN COAL CORPORATION
                  ( Development Stage Company )
                     STATEMENT OF CASH FLOWS
        For the Nine Months Ended March 31, 2000 and 1999
          and the Period July 2, 1986 (Date of Inception)
                      to March 31, 2000
                                              July 2, 1986
                         Mar 31,   Mar 31,        to
                           2000      1999     Mar 31, 2000
                          -------   -------   -----------

CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss                $(11,260) $(4,815)  $(83,124)

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

Income Taxes

On March 31, 2000, the Company had net operating losses carry forward of $83,124. The tax benefit from the loss carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in years 2004 though 2019.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
No. 130. The adoption of this standard had no impact on the total stockholders' equity on March 31, 2000.

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

                             AMERICAN COAL CORPORATION


Date: May 18, 2000        By /s/ Jennifer Ngo
                               ----------------------
                              Jennifer Ngo, President