Form 10KSB
period 2000-06-30
U S JET INC
filed 2000-09-29
CIK 799194

AMERICAN COAL CORPORATION
              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                         FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: June 30, 2000

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

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [X]   No [ ]          (2)  Yes [X]    No [  ]

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

At June 30, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS)
                         Not applicable

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2000, the registrant had 51,805 shares of common stock issued and outstanding.


                DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b)
or (c) under the Securities Act of 1933:    None


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

As a result of the retroactive rescission of the acquisition of US Jet, Inc., the majority of the shares issued pursuant to the AGREEMENT AND PLAN OF MERGER with US Jet were cancelled. See Item 3 and Ex-99.2 to the Company's Form 8-K, filed October 8, 1999.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 2000.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past five years there has been no established trading market for the Company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2000, the Company had 176 shareholders.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR
          OPERATION

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

Liquidity and Capital Resources

As of June 30, 2000, the Company had no assets to pay its liabilities.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure. See the Company's Form 8-K, filed October 8, 1999.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

The following table sets forth as of June 30, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

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

The following table sets forth as of June 30, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name           Position                 Report to be Filed

Jennifer Ngo   President/Secretary/     Form 4, Form 5
               Director

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 2000, 1999, and 1998.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth as of June 30, 2000, the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name of Person           Nature of      Number of
or Group                 Ownership (1)  Shares Owned   Percent
--------------           -------------  ------------   -------
Officers and Directors
 and Principal Shareholders:

Jennifer Ngo             Direct         20,200           43%

All Officers and Directors
 as a Group (1 person)   Direct         20,200           43%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Other than the issuance of 20,000 shares to the Company's president on October 21, 1999 in exchange for services performed by the president, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any securities holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Transactions with Promoters

The Company was organized more than five years ago, therefore transactions between the Company and its promoters or founders are not deemed to be material. There were no transactions between the Company and any promoters or founders during the twelve months that are the subject of this report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Report of Anderson, Anderson & Strong, Certified Public
Accountants

Balance Sheets as of June 30, 2000 and June 30, 1999

Statements of Operations for years ended June 30, 2000, 1999 and
1998

Statements of Changes in Stockholders' Equity for the period from July 2, 1986 to June 30, 2000

Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

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

                              AMERICAN COAL CORPORATION

Date: September 28, 2000         By:     /s/
                                 ----------------------
                                 Jennifer Ngo, President and
                                                Director

                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                              BALANCE SHEETS
                      June 30, 2000 and June 30, 1999
                                   June 30,      June 30,
                                    2000          1999
                                   -------       -------
ASSETS
CURRENT ASSETS
      Cash                         $    -         $     -
                                  --------       --------
      Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable            $14,928       $12,848
                                  -------       --------
      Total Current Liabilities    14,928        12,848
                                  -------       --------
STOCKHOLDERS' EQUITY
      Common stock
       300,000,000 shares authorized,
       at $0.001 par value;
       51,805 shares issued and
       outstanding on June 30, 2000;
       9,837 on June 30, 1999           52            10

  Capital in excess of par value    72,464        62,506

  Deficit accumulated during the
    development stage              (87,444)      (75,364)
                                   --------      --------
        Total Stockholders'
     Equity (Deficiency)          $(14,928)     $(12,848)
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $     -       $     -
                                  ========      =========

The accompanying notes are an integral part of these financial statements.

                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                         STATEMENTS OF OPERATIONS
             For the Years Ended June 30, 2000, 1999 and 1998
                        and the Period July 2, 1986
             (Date of Inception) to June 30, 2000


                                                   July 2, 1986
                                                     (Date of
                                                   Inception) to
                        2000     1999     1998    June 30, 2000
                       ------   ------   ------   -------------

SALES                 $     -    $     -  $     -    $2,850,562

COST OF SALES               -          -        -     2,418,648
                       ------     ------   ------     ---------
 Gross Profit               -          -        -       431,914

EXPENSES               12,080      8,315    5,773       519,358
                       ------     ------   ------     ---------
NET LOSS             $(12,080)   $(8,315) $(5,773)   $  (87,444)
                       ======     ======   ======     =========

NET LOSS PER COMMON SHARE

      Basic          $   (.20)   $  (.84) $(29.15)
                      =======    =======   ======

AVERAGE OUTSTANDING SHARES

      Basic            51,805      9,837      198
                       ======    =======   ======


The accompanying notes are an integral part of these financial statements.



                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          Period July 2, 1986 (Date of Inception)to June 30, 2000

                                        Capital in
                       Common Stock     Excess of   Accumulated
                   Shares      Amount   Par Value     Deficit
                   ------      ------   ----------  -----------

Balance
July 2, 1986               -    $     -   $      -    $       -
(Date of inception)

Issuance of common
 stock for cash
 at $.10 - 1986          120          -      6,000            -

Issuance of common
 stock for cash-
 net of issuance costs
 - 1987 - at $6.39        14          -     44,701            -

Net operating income
 for the period ended
 June 30, 1987             -          -          -          331

Issuance of common
 stock for all of the
 outstanding stock of
 American Coal Corp -
 value unknown-1987       24          -          -            -

Contribution to capital -
 expenses - 1998           -          -       5000            -

Net operating loss
 for the year ended
 June 30, 1998             -          -          -      (48,949)

Issuance of common
 stock for all of the
 outstanding stock of
 King Koals, Inc. -
 1989 - at $.10           40          -      2,000            -


Net operating loss
 for the year ended
 June 30, 1989             -          -          -     (169,294)

Net operating income
 for the year ended
 June 30, 1990             -          -          -      160,211

Net operating loss
 for the year ended
 June 30, 1997             -          -          -       (3,575)

Net operating loss
 for the year ended
 June 30, 1998             -          -          -       (5,773)
                    ---------    -------   --------     --------
Balance
 June 30, 1998           198    $     -   $ 57,701     $(67,049)

Issuance of common
 stock for failed
 merger - Note         9,630         10      4,805            -

Issuance of
 additional common
 stock resulting
 from reverse stock
 split - August 25,
 1998 - Note 1             9          -          -            -

Net operating loss
 for year ended
 June 30, 1999             -          -          -       (8,315)
                    ---------    -------   --------     --------
Balance
 June 30, 1999         9,837    $    10   $ 62,506     $(75,364)

Issuance of common
 stock for services   20,000         20      9,980            -

Issuance of
 additional common
 stock resulting
 from reverse stock
 split - October 21,
 1999 - Note 1        21,968         22        (22)           -

Net operating loss
 for the year ended
 June 30, 2000             -          -          -      (12,080)
                    ---------    -------   --------     --------
Balance
 June 30, 2000       51,805     $    52    $72,464     $(87,444)
                   =========    ========   ========     ========

The accompanying notes are an integral part of these financial statements.


                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                          STATEMENT OF CASH FLOWS
             For the Years Ended June 30, 2000, 1999 and 1998
              and the Period July 2, 1986 (Date of Inception)
                      to June 30, 2000
                                                    July 2, 1986
                                                    (Date of
                                                    Inception) to
                           2000      1999    1998   June 30, 2000
                          -------   -------  ------ ------------

CASH FLOWS FROM
OPERATING ACTIVITIES

      Net loss            $(12,080) $(8,315) $(5,773) $(87,444)

      Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities

   Loss in investments           -        -        -     2,000
   Loss on failed merger         -    4,815        -     4,815
   Change in accounts
     payable                 2,080    3,500    5,773    14,928
   Issuance of capital
     stock for expenses     10,000        -        -    10,000
                            ------    -----    -----    ------
   Net Cash from
   Operations                    -        -        -   (55,701)
                            ------    -----    -----    ------
CASH FLOWS FROM INVESTING
ACTIVITIES                       -        -        -         -
                            ------    -----    -----    ------
CASH FLOWS FROM FINANCING
ACTIVITIES

   Proceeds from issuance
    of common stock              -        -        -    55,701
                            ------    -----    -----    ------
      Net Increase (Decrease)
   in Cash                       -        -        -         -

      Cash at Beginning
   of Period                     -        -        -         -
                            ------    -----    -----    ------
      Cash at End of
   Period                  $     -    $   -    $   -     $    -
                            ======    =====    =====     ======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

      Issuance of 24 shares of common stock
     for stock of American Coal Corp - 1987           $     -
                                                        -----
  Issuance of 40 shares of common stock
     for stock of King Koals, Inc. - 1989               2,000
                                                        -----
  Contribution to capital - expenses - 1988             5,000
                                                        -----
  Issuance of 20,000 shares of common stock
     for services rendered by officer - 1999           10,000
                                                       ------

The accompanying notes are an integral part of these financial statements.


                         AMERICAN COAL CORPORATION
                      (A Development Stage Company )
                       NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001. with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to American Coal Corporation.

On March 25, 1989 the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 40 common shares of the Company. King Koals, Inc. ceased operations in 1990, and until that time was in the business of developing and operating coal leases.

On August 25, 1998 the Company acquired all of the outstanding stock of U S Jet, Inc. in a stock for stock exchange. On September 27, 1999 the transaction was retroactively rescinded by court order. (Note 3)

On August 25, 1998 the Company completed a reverse stock split of one share for 100 outstanding shares. This report has been prepared showing after stock split shares from inception.

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

Income Taxes

On June 30, 2000, the Company had net operating losses carry forward of $87,444. The tax benefit from the loss carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in years 2004 though 2021.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholders' equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION AND RETROACTIVE RECISSION OF US JET, INC.

On August 14, 1998 the Company completed an acquisition and merger with U.S. Jet, a private corporation. On May 19, 1999 a complaint was filed in the Third District Court, Salt Lake County by a former officer of the Corporation to rescind the merger, based on misrepresentations and nondisclosure by U.S. Jet. On September 27, 1999 a default judgement was rendered in favor of the Company rescinding the August 14, 1998 Agreement and Plan of Merger between the Company and U.S. Jet, Inc., in the matter of Jennifer Ngo v. U.S. Jet, Inc., Kenneth R. Debree and Paul A. Price, Civil Number 990905347, and restoring the Company to its condition immediately preceding the merger. Subsequently, Mr. Debree filed a Motion to set aside the default judgement, which was not ruled upon. The parties ultimately entered into an agreement rescinding and terminating the merger release and indemnification on March 13, 2000, resolving all disputes between the parties, and confirming the rescission of the August 14, 1998 merger.

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

5. RELATED PARTY TRANSACTIONS

Related parties own 43% of the outstanding common capital stock.