Form 10KSB/A
period 2000-06-30
U S JET INC
filed 2000-10-06
CIK 799194

AMERICAN COAL CORPORATION
              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                         FORM 10-KSB/A

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

                              AMERICAN COAL CORPORATION

Date: October 6, 2000            By:     /s/
                                 ----------------------
                                 Jennifer Ngo, President and
                                                Director


[Letterhead]
ANDERSON ANDERSON & STRONG, L.C.            941 East 3300 South, Suite 202
                                            Salt Lake City, Utah 84106
                                            Telephone 801-486-0096

Board of Directors
American Coal Corporation
Salt Lake City, Utah

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of American Coal Corporation (a development stage company) at June 30, 2000, and June 30, 1999 and the statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000, 1999, and 1998 and the period July 2, 1986 (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financials statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Coal
Corporation at June 30, 2000, 1999 and 1998 and the period July 2, 1986 (date of inception) to June 30, 2000, in conformity with generally accepted accounting principles.

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

/s/ Anderson Anderson & Strong

Salt Lake City, Utah
August 15, 2000


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

                                        Capital in
                       Common Stock     Excess of   Accumulated
                   Shares      Amount   Par Value     Deficit
                   ------      ------   ----------  -----------

Balance
July 2, 1986               -    $     -   $      -    $       -
(Date of inception)

Issuance of common
 stock for cash
 - 1986                  120          -      6,000            -

Issuance of common
 stock for cash-
 net of issuance costs
 - 1987                   14          -     44,701            -

Net operating income
 for the period ended
 June 30, 1987             -          -          -          331

Issuance of common
 stock for all of the
 outstanding stock of
 American Coal Corp -
 value unknown-1987       24          -          -            -

Contribution to capital -
 expenses - 1988           -          -       5000            -

Net operating loss
 for the year ended
 June 30, 1988             -          -          -      (48,949)

Issuance of common
 stock for all of the
 outstanding stock of
 King Koals, Inc. -
 1989 -                   40          -      2,000            -

Net operating loss
 for the year ended
 June 30, 1989             -          -          -     (169,294)

Net operating income
 for the year ended
 June 30, 1990             -          -          -      160,211

Net operating loss
 for the year ended
 June 30, 1997             -          -          -       (3,575)

Net operating loss
 for the year ended
 June 30, 1998             -          -          -       (5,773)
                    ---------    -------   --------     --------
Balance
 June 30, 1998           198    $     -   $ 57,701     $(67,049)

Issuance of common
 stock for failed
 merger - Note 3       9,630         10      4,805            -

Issuance of
 additional common
 stock resulting
 from reverse stock
 split - August 25,
 1998                      9          -          -            -

Net operating loss
 for year ended
 June 30, 1999             -          -          -       (8,315)
                    ---------    -------   --------     --------
Balance
 June 30, 1999         9,837    $    10   $ 62,506     $(75,364)

Issuance of common
 stock for services
 at $.50 October 21,
 1999                 20,000         20      9,980            -

Issuance of
 additional common
 stock resulting
 from reverse stock
 split - October 21,
 1999                 21,968         22        (22)           -

Net operating loss
 for the year ended
 June 30, 2000             -          -          -      (12,080)
                    ---------    -------   --------     --------
Balance
 June 30, 2000       51,805     $    52    $72,464     $(87,444)
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