Form 10QSB
period 2000-09-30
U S JET INC
filed 2000-11-14
CIK 799194

AMERICAN COAL CORPORATION
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: September 30, 2000

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


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class               Outstanding as of September 30, 2000
   Common Stock, $0.001              51,805


FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE
RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at September 30, 2000 and June 30, 2000, and the statements of operations for the three months ended September 30, 2000 and 1999 and the period from July 2, 1986 to September 30, 2000, and the cash flows for the three months ended September 30, 2000 and 1999, and the period from July 2, 1986 to September 30, 2000, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.


                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                              BALANCE SHEETS
                    September 30, 2000 and June 30, 2000
                                      Sept 30       June 30,
                                       2000          2000
                                      -------       -------
ASSETS
CURRENT ASSETS
      Cash                             $    -         $     -
                                      --------       --------
      Total Current Assets             $    -         $     -
                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                 $14,928       $14,928
                                       -------       --------
        Total Current Liabilities       14,928        14,928
                                       -------       --------
STOCKHOLDERS' EQUITY
      Common stock
       300,000,000 shares authorized,
       at $0.001 par value;
       51,805 shares issued and
       outstanding on September 30
       and June 30                         52            52

  Capital in excess of par value       72,464        72,464

  Deficit accumulated during the
    development stage                 (87,444)      (87,444)
                                     --------      --------
        Total Stockholders'
     Equity (Deficiency)             $(14,928)     $(14,928)
                                     --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY              $     -        $     -
                                     ========       =========

The accompanying notes are an integral part of these financial statements.


                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                         STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 2000 and 1999
                        and the Period July 2, 1986
             (Date of Inception) to September 30, 2000



                           Three Months       July 2, 1986
                         Sept 30  Sept 30          to
                           2000     1999      Sept 30 2000
                         --------  --------   -------------

SALES                    $    -    $    -       $2,850,562

COST OF SALES                 -         -        2,418,648
                         ------    ------        ---------
 Gross Profit                 -         -          431,914

EXPENSES                      -       224          519,358
                         ------    ------        ---------
NET LOSS                 $    -   $ ( 224)       $ (87,444)
                         ======    ======        =========

GAIN (LOSS) PER COMMON SHARE

      Basic             $    -    $    -
                         ======    ======

AVERAGE OUTSTANDING SHARES

      Basic             51,805     22,450
                      =========  =========



The accompanying notes are an integral part of these financial statements.


                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                          STATEMENT OF CASH FLOWS
          For the Three Months Ended September 30, 2000 and 1999
              and the Period July 2, 1986 (Date of Inception)
                      to September 30, 2000
                                               July 2, 1986
                          Sept 30,  Sept 30,        to
                           2000       1999     Sept 30, 2000
                          -------   -------    -------------

CASH FLOWS FROM
OPERATING ACTIVITIES

      Net loss             $     -   $   (224)   $(87,444)
  Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities

   Loss in investments          -          -      2,000
   Loss on failed merger        -          -      4,815
   Change in accounts
     payable                    -        224     14,928
   Issuance of capital
     stock for expenses         -          -     10,000
                            -----      -----      -----
  Net (Decrease) in
   Cash from
   Operations                   -          -    (55,701)
                            -----      -----     ------
CASH FLOWS FROM INVESTING
ACTIVITIES                      -          -          -
                            -----      -----     ------
CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance
    of common stock             -          -     55,701
                            -----      -----     ------
Net Increase (Decrease)
   in Cash                      -          -          -

Cash at Beginning
   of Period                    -          -          -
                            -----      -----      ------
Cash at End of
   Period                 $     -      $   -      $   -
                            =====      =====      ======
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Issuance of 24 shares of common stock
     for stock of American Coal Corp - 1987           $     -
                                                        -----
  Issuance of 40 shares of common stock
     for stock of King Koals, Inc. - 1989               2,000
                                                        -----
  Contribution to capital - expenses - 1988             5,000
                                                        -----
  Issuance of 20,000 shares of common stock
     for services - related party - 1999               10,000
                                                       ------

The accompanying notes are an integral part of these financial statements.

                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                       NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001, with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to American Coal Corporation.

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

Income Taxes

On September 30, 2000 the Company had net operating losses carry forward of $87,444. The tax benefit from the loss carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in years 2004 though 2021.

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate for the coming year.

4. RELATED PARTY TRANSACTIONS

Related parties own 43% of the outstanding common capital stock.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
OPERATION

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2000, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2000 through September 30, 2000, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

Based upon current management's willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

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

                               AMERICAN COAL CORPORATION

Date: November 14, 2000        By /s/ Jennifer Ngo
                               ----------------------
                               Jennifer Ngo, President