Form 10QSB
period 2000-12-31
U S JET INC
filed 2001-02-14
CIK 799194

AMERICAN COAL CORPORATION
            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: December 31, 2000

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

       Class               Outstanding as of December 31, 2000
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


                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at December 31, 2000 and June 30, 2000, and the statements of operations for the three and six months ended December 31, 2000 and 1999 and the period from July 2, 1986 to December 31, 2000, and the cash flows for the six months ended December 31, 2000 and 1999, and the period from July 2, 1986 to December 31, 2000, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.


                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                              BALANCE SHEETS
                    December 31, 2000 and June 30, 2000
                                   Dec 31,       June 30,
                                    2000          2000
                                   -------       -------
ASSETS
CURRENT ASSETS
    Cash                            $    -       $     -
                                   --------      --------
       Total Current Assets         $    -       $     -
                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                 $14,928       $14,928
                                   -------       --------
    Total Current Liabilities       14,928        14,928
                                   -------       --------
STOCKHOLDERS' EQUITY
      Common stock
       300,000,000 shares authorized,
       at $0.001 par value;
       51,805 shares issued and
       outstanding                      52            52

  Capital in excess of par value    72,464        72,464

  Deficit accumulated during the
    development stage              (87,444)      (87,444)
                                   --------      --------
        Total Stockholders'
     Equity (Deficiency)          $(14,928)     $(14,928)
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $     -        $     -
                                  ========       ========

The accompanying notes are an integral part of these financial statements.

                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                         STATEMENTS OF OPERATIONS
      For the Three and Six Months Ended December 31, 2000 and 1999
                        and the Period July 2, 1986
             (Date of Inception) to December 31, 2000



                Three Months         Six Months      July 2, 1986
              Dec 31,   Dec 31,    Dec 31,  Dec 31,     to
               2000      1999       2000     1999    Dec 31, 2000
              -------   -------   -------  --------  -----------

SALES         $    -    $     -   $    -    $    -    $2,850,562

COST OF SALES      -          -        -         -     2,418,648
              ------    -------   ------    ------     ---------
 Gross Profit      -          -        -         -       431,914

EXPENSES           -     11,036        -    11,260       519,358
              ------    ------    ------    ------     ---------
NET LOSS    $      -   $(11,036) $     -  $(11,260)   $  (87,444)
              ======    ======    ======    ======     =========

GAIN (LOSS) PER COMMON SHARE

 Basic      $     -    $  (.21)  $     -    $ (.22)
              ======    ======    ======   =======

AVERAGE OUTSTANDING SHARES

  Basic       51,805    51,805    51,805   51,805
             =======    ======   =======   ======


The accompanying notes are an integral part of these financial statements.


                         AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                          STATEMENT OF CASH FLOWS
            For the Six Months Ended December 31, 2000 and 1999
              and the Period July 2, 1986 (Date of Inception)
                      to December 31, 2000
                                              July 2, 1986
                          Dec 31,   Dec 31,        to
                           2000      1999     Dec 31, 2000
                          -------   -------   -----------

CASH FLOWS FROM
OPERATING ACTIVITIES

  Net loss                $      -  $(11,260)   $(87,444)

      Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities

   Loss of assets                -         -       2,000
   Loss on failed merger         -         -       4,815
   Change in accounts
     payable                     -     1,260      14,928
   Common stock issued
     For services                -    10,000      10,000
                            ------    ------      ------
Net (Decrease) in
Cash from
   Operations                    -         -     (55,701)
                            ------    ------     -------
CASH FLOWS FROM INVESTING
ACTIVITIES                       -         -           -
                            ------    ------     -------
CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance
    of common stock              -         -      55,701
                            ------    ------     -------
Net Increase (Decrease)
   in Cash                       -         -           -

Cash at Beginning
   of Period                     -         -           -
                             ------    ------    -------
Cash at End of
   Period                  $     -    $    -    $     -
                            ======    ======    =======
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 24 shares of common stock
for stock of American Coal Corp - 1987          $     -
                                                  -----
Issuance of 40 shares of common stock
for stock of King Koals, Inc. - 1989              2,000
                                                  -----
Contribution to capital - expenses - 1988         5,000
                                                  -----
Issuance of 20,000 shares of common stock
for services rendered by officer - 1999          10,000
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

Income Taxes

On December 31, 2000, the Company had net operating losses carry forward of $87,444. The tax benefit from the loss carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in years 2004 though 2021.

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

Office Space - The Company has not had a need to rent office space. A shareholder of the Company is allowing the Company to use its address, as needed, at no expense to the Company.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company. However, the Company does not have the working capital to pay its expenses.


Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management of the Company believes it will accomplish this objective through additional equity or debt funding which will enable the Company to operate for the coming year.


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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2000, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2000 through December 31, 2000, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

                                AMERICAN COAL CORPORATION


Date: February 14, 2001        By /s/ Jennifer Ngo
                               ----------------------
                               Jennifer Ngo, President