Form 10QSB
period 2001-03-31
U S JET INC
filed 2001-05-11
CIK 799194

AMERICAN COAL CORPORATION
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                            FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 2001

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

       Class                            Outstanding as of March 31, 2001
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


     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at March 31, 2001 and June 30, 2000, and the statements of operations for the three and nine months ended March 31, 2001 and 2000 and the period from July 2, 1986 to March 31, 2001, the cash flows and the statement of stockholders' equity for the nine months ended March 31, 2001 and 2000, and the period from July 2, 1986 to March 31, 2001, have been prepared by the Company's management and they do include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.


                           AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                              BALANCE SHEETS
                      March 31, 2001 and June 30, 2000

                                   Mar 31,       June 30,
                                    2001          2000
                                   -------       -------

ASSETS
CURRENT ASSETS
      Cash                        $    -         $     -
                                  --------       --------
      Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable             $14,928       $14,928
                                   -------       --------
        Total Current Liabilities   14,928        14,928
                                   -------       --------
STOCKHOLDERS' EQUITY
      Common stock
       300,000,000 shares authorized,
       at $0.001 par value;
       51,805 shares issued and
       outstanding                      52            52

  Capital in excess of par value    72,464        72,464

  Deficit accumulated during the
    development stage              (87,444)      (87,444)
                                   --------      --------
        Total Stockholders'
     Equity (Deficiency)          $(14,928)     $(14,928)
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $     -        $     -
                                  ========       ========

The accompanying notes are an integral part of these financial statements.


                       AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                         STATEMENTS OF OPERATIONS
       For the Three and Nine Months Ended March 31, 2001 and 2000
                        and the Period July 2, 1986
                           (Date of Inception) to March 31, 2001



                Three Months         Nine Months     July 2, 1986
              Mar 31,   Mar 31,    Mar 31,  Mar 31,     to
               2001      2000       2001     2000    Mar 31, 2001
              -------   -------   -------  --------  -----------


SALES         $    -    $    -    $    -    $    -    $2,850,562

COST OF SALES      -         -         -         -     2,418,648
              ------    ------    ------    ------     ---------
 Gross Profit      -         -         -         -       431,914

EXPENSES           -         -         -    11,260       519,358
              ------    ------    ------    ------     ---------
NET LOSS    $      -   $     -   $     -  $(11,260)   $  (87,444)
              ======    ======    ======    ======     =========

GAIN (LOSS) PER COMMON SHARE

      Basic $     -    $    -   $     -    $ (.22)
              ======    ======    ======   =======

AVERAGE OUTSTANDING SHARES

      Basic  51,805    51,805    51,805   51,805
             =======    ======   =======   ======

The accompanying notes are an integral part of these financial statements.


                       AMERICAN COAL CORPORATION
                       ( Development Stage Company )
                          STATEMENT OF CASH FLOWS
             For the Nine Months Ended March 31, 2001 and 2000
              and the Period July 2, 1986 (Date of Inception)
                                      to March 31, 2001

                                              July 2, 1986
                           Mar 31,   Mar 31,       to
                           2001      2000     Mar 31, 2001
                          -------   -------   -----------
CASH FLOWS FROM
OPERATING ACTIVITIES

      Net loss           $      - $(11,260)  $(87,444)

      Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities

   Loss of assets                -        -      2,000
   Loss on failed merger         -        -      4,815
   Change in accounts
     payable                     -    1,260     14,928
   Common stock issued
     for services                -   10,000     10,000
   Contribution to capital -
     expenses                    -        -      5,000
                            ------    -----     ------
  Net (Decrease) in
   Cash from
   Operations                    -        -    (50,701)
                            ------    -----    -------
CASH FLOWS FROM INVESTING
ACTIVITIES                       -        -          -
                            ------    -----    -------
CASH FLOWS FROM FINANCING
ACTIVITIES

   Proceeds from issuance
    of common stock              -        -     50,701
                            ------    -----    -------
      Net Increase (Decrease)
   in Cash                       -        -          -

      Cash at Beginning
   of Period                     -        -          -
                            ------    -----     -------
      Cash at End of
   Period                  $     -    $   -      $   -
                            ======    =====     =======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Issuance of 24 shares of common stock
     for stock of American Coal Corp - 1987           $     -
                                                        -----
  Issuance of 40 shares of common stock
     for stock of King Koals, Inc. - 1989               2,000
                                                        -----
 Contribution to capital - expenses - 1988             5,000
                                                        -----
  Issuance of 20,000 shares of common stock
     for services rendered by officer - 1999           10,000
                                                       ------
  Contributions to capital - expenses                   5,000
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

Income Taxes

On March 31, 2001, the Company had net operating losses carry forward of $87,444. The tax benefit of $26,233 from the loss carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in years 2004 though 2021.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2000 through March 31, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

  No exhibits were filed on Form 8-K.


                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN COAL CORPORATION


Date: May 11, 2001          By /s/ Jennifer Ngo
                               ----------------------
                              Jennifer Ngo, President