Form 10KSB
period 2001-06-30
U S JET INC
filed 2001-09-27
CIK 799194

AMERICAN COAL CORPORATION

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number: 33-8067-NY

AMERICAN COAL CORPORATION

(Exact name of registrant as specified in charter)

Nevada	13-3368082
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

4685 S. Highland Dr., Suite 202, Salt Lake City, UT 84117

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: 801 274-1011

Securities registered pursuant to section 12 (b) of the Act: None

Securities registered pursuant to sections 12 (g) of the Act: None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 0.00

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

At June 30, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2001, the registrant had 51,805 shares of common stock issued and outstanding.

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

On November 1, 1987 the company issued 66 shares of its common stock in exchange for all of the outstanding shares of American Coal Corporation, a Virginia corporation. No revenues were ever realized because operations ceased soon after the acquisition.

On March 25, 1989 the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 84 common shares of the Company. King Koals, Inc. ceased operations in 1990, and until that time was in the business of developing and operating coal leases.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Office Space

The Company has not had a need to rent office space. A shareholder of the Company is allowing the Company to use its address, as needed, at no expense to the Company. The Company does not own any property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 2001.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past five years there has been no established trading market for the Company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2001, the Company had 176 shareholders.

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

Results of Operations

During the period from July 1, 2000 through June 30, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth as of June 30, 2001, the name, age, and position of each executive officer and director and the term of office of each director of the Company.
Name	Age	Position	Director and/or Officer Since
Jennifer Ngo	29	Secretary/Director	1997
		President	1999

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

The following table sets forth as of June 30, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.
Name	Position	Report to be Filed
Jennifer Ngo	President/Secretary/Director	Form 5

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 2001, 2000, and 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2001, the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.
Name of Person or Group	Nature of Ownership (1)	Number of Shares Owned	Percent
Officers and Directors and Principal Shareholders:
Jennifer Ngo	Direct	20,200	43%
All Officers and Directors as a Group (1 person)	Direct	20,200	43%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

There have been no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any securities holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Report of Anderson, Anderson & Strong, Certified Public Accountants

Balance Sheet as of June 30, 2001

Statements of Operations for years ended June 30, 2001 and 2000 and the period from July 2, 1986 to June 30, 2001

Statements of Changes in Stockholders' Equity for the period from July 2, 1986 to June 30, 2001

Statements of Cash Flows for the years ended June 30, 2001 and 2000 and the period from July 2, 1986 to June 30, 2001

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

AMERICAN COAL CORPORATION

Date: September 20, 2001 By: /s/ Jennifer Ngo

----------------------

Jennifer Ngo, President and Director

[Letterhead]

ANDERSON ANDERSON & STRONG, L.C. 941 East 3300 South, Suite 202 Certified Public Accountants and Business Consultants Salt Lake City, Utah 84106 Telephone 801-486-0096

Board of Directors American Coal Corporation Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of American Coal Corporation (a development stage company) at June 30, 2001 and the statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000, and the period July 2, 1986 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financials statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Coal Corporation at June 30, 2001 and the results of operations, and cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

September 4, 2001 /s/ Anderson Anderson & Strong

AMERICAN COAL CORPORATION
( Development Stage Company )
BALANCE SHEETS
June 30, 2001
June 30, 2001
------------------
ASSETS
CURRENT ASSETS
Cash	$ -
--------
Total Current Assets	$ -
======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,128
---------
Total Current Liabilities	15,128
---------
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 51,805 shares issued and outstanding	52
Capital in excess of par value	75,133
Deficit accumulated during the development stage	(90,313)
--------
Total Stockholders' Equity (deficiency)	$(15,128)
---------
$ -
======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
( Development Stage Company )
STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2001and 2000 and the Period July 2, 1986 (Date of Inception) to June 30, 2001

			July 2, 1986
	2001	2000	to June 30, 2001
SALES	$ -	$ -	$2,850,562
COST OF SALES	-	-	2,418,648
	------	----------	------------
Gross Profit	-	-	431,914
EXPENSES	2,869	12,080	522,227
	------	---------	-----------
NET LOSS	$(2,869)	$(12,080)	$ (90,313)
	=====	======	======
NET LOSS PER COMMON SHARE
Basic	$ (.06)	$ (.24)
	=====	======
AVERAGE OUTSTANDING SHARES
Basic	51,805	51,805
	=====	=====

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
( Development Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period July 2, 1986 (Date of Inception)to June 30, 2001
	Common Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance July 2, 1986(Date of inception)	-	$ -	$ -	$ -
Issuance of common stock for cash at $17.65 - 1986	340	-	6,000	-
Issuance of common stock for cash at $1,241.69 net of issuance costs - 1987	36	-	44,701	-
Net operating income for the period ended June 30, 1987	-	-	-	331
Issuance of common stock for all of the outstanding stock of American Coal Corporation -value unknown-1987	66	-	-	-
Contribution to capital - expenses - 1988	-	-	5,000	-
Net operating loss for the year ended June 30, 1988	-	-	-	(48,949)
Issuance of common stock for all of the outstanding stock of King Koals, Inc. - at $23.81 - 1989	84	-	2,000	-
Net operating loss for the year ended June 30, 1989	-	-	-	(169,294)
Net operating income for the year ended June 30, 1990	-	-	-	160,211
Net operating loss for the years ended June 30, 1991 to June 30, 1996	-	-	-	-
Net operating loss for the year ended June 30, 1997	-	-	-	(3,575)
Net operating loss for the year ended June 30, 1998	-	-	-	(5,773)
Issuance of common stock for failed merger at $1.54 - Note 3	31,279	32	4,783	-
Net operating loss for year ended June 30, 1999	-	-	-	(8,315)
Issuance of common stock for services at $.50 - October 21, 1999	20,000	20	9,980	-
Net operating loss for the year ended June 30, 2000	-	-	-	(12,080)
	------------	--------------	---------------	--------------
Balance June 30, 2000	51,805	52	72,464	(87,444)
Contribution to capital - expenses - related parties	-	-	2,669	-
Net operating loss for the year ended June 30, 2001	-	-	-	(2,869)
	-------------	--------------	---------------	----------------
Balance June 30, 2001	51,805	$ 52	$75,133	$(90,313)
	=======	========	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
( Development Stage Company )
STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2001 and 2000 and the Period July 2, 1986 (Date of Inception) to June 30, 2001
			July 2, 1986
	2001	2000	to June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,869)	$(12,080)	$(90,313)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Changes in accounts payable	200	2,080	15,128
Issuance of common stock for expenses	-	10,000	10,000
Contribution to capital - expenses	2,669	-	7,669
	-------	--------	---------
Net Cash Used From Operations	-	-	(50,701)
	-------	--------	---------
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	--------	--------	---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	---------	--------	--------
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	----------	----------	--------
Cash at End of Period	$ -	$ -	$ -
	======	======	=====
SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987	$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989	2,000
Contribution to capital - expenses - 1988 and 2001	7,669
Issuance of 20,000 shares of common stock for services - related party - 1999	10,000

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

On March 25, 1989 the Company acquired all of the outstanding stock of King Koals, Inc. in exchange for 84 common shares of the Company. King Koals, Inc. ceased operations in 1990, and until that time was in the business of developing and operating coal leases.

On August 25, 1998 the Company acquired all of the outstanding stock of U S Jet, Inc. in a stock for stock exchange. On September 27, 1999 the transaction was retroactively rescinded by court order. (Note 3)

On August 25, 1998 the Company completed a reverse stock split of one share for 100 outstanding shares and on October 21, 1999 a stock split of one share for 500 outstanding shares. This report has been prepared showing after stock split shares from inception.

The Company has been in the development stage since inception and has been engaged in the business of seeking mineral leases for potential development. During 1990 the Company abandoned its interest held in a subsidiary and its efforts to develop and operate mineral leases, and since that date has remained inactive.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On June 30, 2001, the Company had net operating losses carry forward of $90,313. The tax benefit of approximately $27,094 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will expire starting in the year 2004 though 2021.

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

3. RELATED PARTY TRANSACTIONS

Related parties own 41% of the outstanding common capital stock.

4. ACQUISITION AND RETROACTIVE RESCISSION OF U.S. JET, INC.

On August 14, 1998 the Company completed an acquisition and merger with U.S. Jet, a private corporation. On May 19, 1999 a complaint was filed in the Third District Court, Salt Lake County, by a former officer of the Corporation to rescind the merger, based on misrepresentations and nondisclosure by U.S. Jet. On September 27, 1999 a default judgement was rendered in favor of the Company rescinding the August 14, 1998 Agreement and Plan of Merger between the Company and U.S. Jet, Inc., in the matter of Jennifer Ngo v. U.S. Jet, Inc., Kenneth R. Debree and Paul A. Price, Civil Number 990905347, and restoring the Company to its condition immediately preceding the merger. Subsequently, Mr. DeBree filed a Motion to set aside the default judgement, which was not ruled upon. The Parties ultimately entered into an agreement rescinding and terminating the merger release and indemnification on March 13, 2000, resolving all disputes between the parties and confirming the rescission of the August 14, 1998 merger.

5. GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however, the Company does not have the working capital necessary to service its debt and to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through long term financing and additional equity funding which will enable the Company to operate for the coming year.