Form 10QSB
period 2001-09-30
U S JET INC
filed 2001-11-14
CIK 799194

AMERICAN COAL CORPORATION

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

(1) Yes [X] No [ ] (2) Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class Outstanding as of September 30, 2001

Common Stock, $0.001 51,805

Transitional Small Business Format: Yes [ ] No [X]

Documents incorporated by reference: None

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at September 30, 2001 and June 30, 2001, and the statements of operations for the three months ended September 30, 2001 and 2000 and the period from July 2, 1986 to September 30, 2001, and the cash flows for the three months ended September 30, 2001 and 2000, and the period from July 2, 1986 to September 30, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

AMERICAN COAL CORPORATION

( Development Stage Company )

BALANCE SHEETS

September 30, 2001 and June 30, 2001
	Sept 30	June 30,
	2001	2001
	-------	-------
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	--------	--------
Total Current Assets	$ -	$ -
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,128	$15,128
	-------	--------
Total Current Liabilities	15,128	15,128
	-------	--------
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized,
at $0.001 par value;
51,805 shares issued and
outstanding on September 30
and June 30	52	52
Capital in excess of par value	75,133	75,133

Deficit accumulated during the development stage	(90,313)	(90,313)
	--------	--------
Total Stockholders' Equity (Deficiency)	$(15,128)	$(15,128)
	--------	--------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -
	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2001 and 2000

and the Period July 2, 1986 (Date of Inception) to September 30, 2001

	Three Months Ended Sept 30	Three Months Ended Sept 30	July 2, 1986 to Sept 30
	2001	2000	2001
	--------	--------	---------
SALES	$ -	$ -	$2,850,562
COST OF SALES	-	-	2,418,648
	--------	--------	-------------
Gross Profit	-	-	431,914

EXPENSES -	-	-	522,227
------ ------ ---------	-------	--------	-----------
NET LOSS	$ -	$ -	$ (90,313)
	=====	======	=======
GAIN (LOSS) PER COMMON SHARE
Basic	$ -	$ -
	=====	======
AVERAGE OUTSTANDING SHARES
Basic	51,805	51,805
	=====	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2001 and 2000

and the Period July 2, 1986 (Date of Inception) to September 30, 2001

	Sept 30, 2001	Sept 30,2000	July 2, 1986 to Sept 30, 2001
	-----------------	----------------	---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ -	$ -	$(90,313)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Change in accounts payable	-	-	15,128
Issuance of common stock for expenses	-	-	10,000
Contribution to capital - expenses	-	-	7,669
	-----------	----------	-----------
Net (Decrease) in Cash from Operations	-	-	(50,701)
	-----------	----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	-----------	----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	-----------	----------	-----------
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	------------	------------	------------
Cash at End of Period	$ -	$ -	$ -
	=======	=======	=======
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987		$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989		2,000
Contribution to capital - expenses - 1988		7,669
Issuance of 20,000 shares of common stock for services - related party - 1999		10,000

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2001 through September 30, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

AMERICAN COAL CORPORATION

Date: November 14, 2001 By /s/ Jennifer Ngo

----------------------

Jennifer Ngo, President