Form 10QSB
period 2001-12-31
AMERICAN COAL CORP
filed 2002-02-14
CIK 799194

AMERICAN COAL CORPORATION

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number: 33-8067-NY

AMERICAN COAL CORPORATION

(Exact name of registrant as specified in charter)

Nevada	13-3368082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Class Outstanding as of December 31, 2001

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at December 31, 2001 and June 30, 2001, and the statements of operations for the three and six months ended December 31, 2001 and 2000 and the period from July 2, 1986 to December 31, 2001, and the cash flows for the six months ended December 31, 2001 and 2000, and the period from July 2, 1986 to December 31, 2001, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

AMERICAN COAL CORPORATION

( Development Stage Company )

BALANCE SHEETS

December 31, 2001 and June 30, 2001

	December 31,	June 30,
	2001	2001
	-------	-------
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	--------	--------
Total Current Assets	$ -	$ -
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,128	$15,128
	-------	--------
Total Current Liabilities	15,128	15,128
	-------	--------
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized,
at $0.001 par value;
51,805 shares issued and
outstanding on December 31
and June 30	52	52
Capital in excess of par value	75,133	75,133

Deficit accumulated during the development stage	(90,313)	(90,313)
	--------	--------
Total Stockholders' Equity (Deficiency)	$(15,128)	$(15,128)
	--------	--------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -
	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2001 and 2000

and the Period July 2, 1986 (Date of Inception) to December 31, 2001

	Three Months Ended Dec. 31,	Three Months Ended Dec. 31,	Six Months Ended Dec. 31,	Six Months Ended Dec. 31,	July 2, 1986 to Dec. 31,
	2001	2000	2001	2000	2001
	--------	--------	-------	---------	---------
SALES	$ -	$ -	$ -	$ -	$2,850,562
COST OF SALES	-	-	-	-	2,418,648
	--------	--------	-------	---------	-------------
Gross Profit	-	-	-	-	431,914

EXPENSES	-	-	-	-	522,227
	-------	--------	---------	--------	-----------
NET LOSS	$ -	$ -	$ -	$ -	$ (90,313)
	=====	======	======	======	=======
GAIN (LOSS) PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -
	=====	======	======	======
AVERAGE OUTSTANDING SHARES
Basic	51,805	51,805	51,805	51,805
	=====	======	======	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2001 and 2000

and the Period July 2, 1986 (Date of Inception) to December 31, 2001

	Dec. 31, 2001	Dec. 31, 2000	July 2, 1986 to Dec. 31, 2001
	-----------------	----------------	---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ -	$ -	$(90,313)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Change in accounts payable	-	-	15,128
Issuance of common stock for expenses	-	-	10,000
Contribution to capital - expenses	-	-	7,669
	-----------	----------	-----------
Net (Decrease) in Cash from Operations	-	-	(50,701)
	-----------	----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	-----------	----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	-----------	----------	-----------
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	------------	------------	------------
Cash at End of Period	$ -	$ -	$ -
	=======	=======	=======
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987		$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989		2,000
Contribution to capital - expenses - 1988		7,669
Issuance of 20,000 shares of common stock for services - related party - 1999		10,000

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

Income Taxes

On December 31, 2001, the Company had an operating loss carry forward of $90,313. The tax benefit of approximately $27,094 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will expire starting in the year 2004 though 2022.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2001 through December 31, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Jennifer Ngo, President