Form 10KSB
period 2002-06-30
AMERICAN COAL CORP
filed 2002-10-09
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: June 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 33-8067-NY

AMERICAN COAL CORPORATION

(Exact name of registrant as specified in charter)
Nevada	13-3368082
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: 801 274-1011

4685 S. Highland Dr., Suite 202, Salt Lake City, UT 84117

(Former address of principal executive office if changed since last report)

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

At June 30, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2002, the registrant had 51,805 shares of common stock issued and outstanding.

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

THIS FORM 10KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 2002.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past five years there has been no established trading market for the Company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2002, the Company had 176 shareholders.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2001 through June 30, 2002, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth as of June 30, 2002, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director and/or Officer Since
Michael L. Labertew	38	Sole Officer and Director	2002

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.
Michael L. Labertew	Michael Labertew, age 38, was appointed as the Company's president, secretary and treasurer, and sole director in 2002. Mr. Labertew is and has been for the last 13 years an attorney in Salt Lake City, Utah. Mr. Labertew has a bachelor of arts degree from the University of Iowa and a Juris Doctorate from the University of Utah.

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

The following table sets forth as of June 30, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.
Name	Position	Report to be Filed
Jennifer Ngo	Former President/Secretary/Director	Form 5

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 2002, 2001, and 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2002, the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name of Person or Group	Nature of Ownership (1)	Number of Shares Owned	Percent
Officers and Directors and Principal Shareholders:
Michael L. Labertew		0	0%
Jennifer Ngo	Direct	20,200	43%
All Officers and Directors as a Group (1 person)		0	0%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Report of Andersen, Andersen & Strong, Certified Public Accountants

Balance Sheet as of June 30, 2002

Statements of Operations for years ended June 30, 2002 and 2001 and the period from July 2, 1986 to June 30, 2002

Statement of Changes in Stockholders' Equity for the period from July 2, 1986 to June 30, 2002

Statements of Cash Flows for the years ended June 30, 2002 and 2001 and the period from July 2, 1986 to June 30, 2002

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

AMERICAN COAL CORPORATION

Date: October 9, 2002 By: /s/ Michael L. Labertew

Michael L. Labertew, President and Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Coal Corporation (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 9, 2002 By: /s/ Michael L. Labertew

Michael L. Labertew , Chief Executive Officer

Date: October 9, 2002 By: /s/ Michael L. Labertew

Michael L. Labertew, Chief Financial Officer

[Letterhead]

ANDERSEN ANDERSEN & STRONG, L.C. 941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants Salt Lake City, Utah 84106

Member SEC Practice Section of the AICPA Telephone 801 486-0096

Fax 801 486-0098

Board of Directors

American Coal Corporation

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of American Coal Corporation (development stage company) at June 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001, and the period July 2, 1986 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Coal Corporation at June 30, 2002 and the results of operations, and cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

September 25, 2002 /s/ Andersen Andersen & Strong LC

AMERICAN COAL CORPORATION
( Development Stage Company )
BALANCE SHEET
June 30, 2002

==============================================================================
ASSETS
CURRENT ASSETS
Cash	$ -
__________
Total Current Assets	$ -
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,428
__________
Total Current Liabilities	13,428
__________
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 51,805 shares issued and outstanding	52
Capital in excess of par value	78,361
Deficit accumulated during the development stage	(91,841)
__________
Total Stockholders' Equity (deficiency)	$(13,428)
__________
$ -
=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended June 30, 2002and 2001 and the Period July 2, 1986 (Date of Inception) to June 30, 2002

=============================================================================
			July 2, 1986
	2002	2001	to June 30, 2002
SALES	$ -	$ -	$2,850,562
COST OF SALES	-	-	2,418,648
	__________	__________	__________
Gross Profit	-	-	431,914
EXPENSES	1,528	2,869	523,755
	__________	__________	__________
NET LOSS	$(1,528)	$ (2,869)	$ (91,841)
	=========	=========	========
NET LOSS PER COMMON SHARE
Basic	$ (.03)	$ (.06)
	======	=======
AVERAGE OUTSTANDING SHARES
Basic	51,805	51,805
	======	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
( Development Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period July 2, 1986 (Date of Inception)to June 30, 2002

===============================================================================
	Common Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance July 2, 1986(Date of inception)	-	$ -	$ -	$ -
Issuance of common stock for cash at $17.65 - 1986	340	-	6,000	-
Issuance of common stock for cash at $1,241.69 net of issuance costs - 1987	36	-	44,701	-
Net operating income for the period ended June 30, 1987	-	-	-	331
Issuance of common stock for all of the outstanding stock of American Coal Corporation -value unknown-1987	66	-	-	-
Contribution to capital - expenses - 1988	-	-	5,000	-
Net operating loss for the year ended June 30, 1988	-	-	-	(48,949)
Issuance of common stock for all of the outstanding stock of King Koals, Inc. - at $23.81 - 1989	84	-	2,000	-
Net operating loss for the year ended June 30, 1989	-	-	-	(169,294)
Net operating income for the year ended June 30, 1990	-	-	-	160,211
Net operating loss for the years ended June 30, 1991 to June 30, 1996	-	-	-	-
Net operating loss for the year ended June 30, 1997	-	-	-	(3,575)
Net operating loss for the year ended June 30, 1998	-	-	-	(5,773)
Issuance of common stock for failed merger at $1.54 - Note 3	31,279	32	4,783	-
Net operating loss for year ended June 30, 1999	-	-	-	(8,315)
Issuance of common stock for services at $.50 - October 21, 1999	20,000	20	9,980	-
Net operating loss for the year ended June 30, 2000	-	-	-	(12,080)
	__________	__________	__________	__________
Balance June 30, 2000	51,805	52	72,464	(87,444)
Contribution to capital - expenses - related parties	-	-	2,669	-
Net operating loss for the year ended June 30, 2001	-	-	-	(2,869)
	__________	__________	__________	__________
Balance June 30, 2001	51,805	$ 52	$75,133	$(90,313)
Contribution to capital - expenses - related parties	-	-	3,228	-
Net operating loss for the year ended June 30, 2002	-	-	-	(1,528)
	__________	__________	__________	__________
Balance June 30, 2002	51,805	$ 52	$78,361	$(91,841)
	=======	========	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
( Development Stage Company )
STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2002 and 2001 and the Period July 2, 1986 (Date of Inception) to June 30, 2002

===============================================================================
	June 30,	June 30,	July 2, 1986
	2002	2001	to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,528)	$(2,869)	$(91,841)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Changes in accounts payable	(1,700)	200	13,428
Issuance of common stock for expenses	-	-	10,000
Contribution to capital - expenses	3,228	2,669	10,897
	__________	__________	__________
Net Cash Used From Operations	-	-	(50,701)
	__________	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	__________	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	__________	__________	__________
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	__________	__________	__________
Cash at End of Period	$ -	$ -	$ -
	=========	=========	========
SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987	$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989	2,000
Contribution to capital - expenses - 1988 through 2002	10,897
Issuance of 20,000 shares of common stock for services - related party - 1999	10,000

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
(A Development Stage Company )
NOTES TO FINANCIAL STATEMENTS

===============================================================================
1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001 with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to American Coal Corporation.

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

Income Taxes

On June 30, 2002, the Company had net operating losses available for carry forward of $91,841. The tax benefit of approximately $27,552 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in the years 2004 though 2022.

AMERICAN COAL CORPORATION
(A Development Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)

===============================================================================
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AMERICAN COAL CORPORATION
(A Development Stage Company )
NOTES TO FINANCIAL STATEMENTS

=============================================================================
4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers/directors have made contributions to capital by the payment of Company expenses of $10,897.

5. GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however, the Company does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate for the coming year, however there is no assurance that the Company will be able to obtain this objective.