Form 10QSB
period 2002-09-30
AMERICAN COAL CORP
filed 2002-11-15
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2002

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

Class Outstanding as of September 30, 2002

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at September 30, 2002 and June 30, 2002, and the statements of operations for the three months ended September 30, 2002 and 2001 and the period from July 2, 1986 to September 30, 2002, and the cash flows for the three months ended September 30, 2002 and 2001, and the period from July 2, 1986 to September 30, 2002, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

AMERICAN COAL CORPORATION

( Development Stage Company )

BALANCE SHEETS

September 30, 2002 and June 30, 2002

	Sept. 30,	June 30,
	2002	2002
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	_________	_________
Total Current Assets	$ -	$ -
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,428	$13,428
	_________	_________
Total Current Liabilities	13,428	13,428
	_________	_________
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 51,805 shares issued and outstanding	52	52
Capital in excess of par value	79,896	78,361
Deficit accumulated during the development stage	(93,376)	(91,841)
	_________	_________
Total Stockholders' Equity (Deficiency)	$(13,428)	$(13,428)
	_________	_________
	$ -	$ -
	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2002 and 2001,

and the Period July 2, 1986 (Date of Inception) to September 30, 2002

	Three Months Ended Sept 30	Three Months Ended Sept 30	July 2, 1986 to Sept 30
	2002	2001	2002
SALES	$ -	$ -	$2,850,562
COST OF SALES	-	-	2,418,648
	_________	_________	_________
Gross Profit	-	-	431,914

EXPENSES	1,535	-	525,290
	_________	_________	_________
NET LOSS	$ (1,535)	$ -	$ (93,376)
	========	========	========
NET LOSS PER COMMON SHARE
Basic	$ (.03)	$ -
	======	======
AVERAGE OUTSTANDING SHARES
Basic	51,805	51,805
	======	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2002 and 2001

and the Period July 2, 1986 (Date of Inception) to September 30, 2002

	Sept 30, 2002	Sept 30,2001	July 2, 1986 to Sept 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,535)	$ -	$(93,376)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Change in accounts payable	-	-	13,428
Issuance of common stock for expenses	-	-	10,000
Contribution to capital - expenses	1,535	-	12,432
	_________	_________	_________
Net (Decrease) in Cash from Operations	-	-	(50,701)
	_________	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	_________	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	_________	_________	_________
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	_________	_________	_________
Cash at End of Period	$ -	$ -	$ -
	========	========	========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987		$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989		2,000
Contribution to capital - expenses - 1988 through 2002		12,432
Issuance of 20,000 shares of common stock for services - related party - 1999		10,000

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

Income Taxes

On June 30, 2002, the Company had net operating losses carry forward of $93,376. The tax benefit of approximately $28,013 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will expire starting in the year 2004 though 2022.

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

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers/directors have made contributions to capital by the payment of Company expenses of $12,432. An officer/director has acquired 39% of the outstanding capital stock.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2002 through September 30, 2002, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

AMERICAN COAL CORPORATION

Date: November 14, 2002 By: /s/ Michael L. Labertew

Michael L. Labertew, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Coal Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2002 By: /s/ Michael L. Labertew

Michael L. Labertew , Chief Executive Officer

Date: November 14, 2002 By: /s/ Michael L. Labertew

Michael L. Labertew, Chief Financial Officer