Form 10QSB
period 2002-12-31
AMERICAN COAL CORP
filed 2003-02-04
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2002

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

Class Outstanding as of December 31, 2002

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at December 31, 2002 and June 30, 2002, and the statements of operations for the three and six months December 31, 2002 and 2001 and the period from July 2, 1986 to December 31, 2002, and the cash flows for the six months ended December 31, 2002 and 2001, and the period from July 2, 1986 to December 31, 2002, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

AMERICAN COAL CORPORATION

( Development Stage Company )

BALANCE SHEETS

December 31, 2002 and June 30, 2002

	Dec 31,	June 30,
	2002	2002
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	_________	_________
Total Current Assets	$ -	$ -
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,428	$13,428
	_________	_________
Total Current Liabilities	13,428	13,428
	_________	_________
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 51,805 shares issued and outstanding	52	52
Capital in excess of par value	80,221	78,361
Deficit accumulated during the development stage	(93,701)	(91,841)
	_________	_________
Total Stockholders' Equity (Deficiency)	$(13,428)	$(13,428)
	_________	_________
	$ -	$ -
	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2002 and 2001

and the Period July 2, 1986 (Date of Inception) to December 31, 2002

	Three Months Ended		Six Months Ended		July 2, 1986 to
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2002	2001	2002	2001	2002
SALES	$ -	$ -	$ -	$ -	$2,850,562
COST OF SALES	-	-	-	-	2,418,648
	_________	_________	_________	_________	_________
Gross Profit	-	-	-	-	431,914

EXPENSES	325	-	1,860	-	525,615
	_________	_________	_________	_________	_________
NET LOSS	$ (325)	$ -	$ (1,860)	$ -	$ (93,701)
	========	========	========	========	========
NET LOSS PER COMMON SHARE
Basic	$ (.01)	$ -	$ (.04)	$ -
	======	======	======	======
AVERAGE OUTSTANDING SHARES
Basic	51,805	51,805	51,805	51,805
	======	======	======	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2002 and 2001

and the Period July 2, 1986 (Date of Inception) to December 31, 2002

	Dec 31, 2002	Dec 31,2001	July 2, 1986 to Dec 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,860)	$ -	$(93,701)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Change in accounts payable	-	-	13,428
Issuance of common stock for expenses	-	-	10,000
Contribution to capital - expenses	1,860	-	12,757
	_________	_________	_________
Net (Decrease) in Cash from Operations	-	-	(50,701)
	_________	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	_________	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	_________	_________	_________
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	_________	_________	_________
Cash at End of Period	$ -	$ -	$ -
	========	========	========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987		$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989		2,000
Contribution to capital - expenses - 1988 through 2002		12,757
Issuance of 20,000 shares of common stock for services - related party - 1999		10,000

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

Income Taxes

On December 31, 2002, the Company had net operating losses carry forward of $93,701. The tax benefit of approximately $28,013 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will expire starting in the year 2004 though 2022.

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

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers/directors have made contributions to capital by the payment of Company expenses of $12,757. An officer/director has acquired 39% of the outstanding capital stock.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2002 through December 31, 2002, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

Controls and Procedures

Michael L. Labertew (the Company's principal executive officer and principal financial and accounting officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 6. Exhibits and Reports on Form 8-K.

No exhibits were filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COAL CORPORATION

Date: February 3, 2003 By: /s/ Michael L. Labertew

Michael L. Labertew, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael L. Labertew, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Coal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003 By: /s/ Michael L. Labertew

Michael L. Labertew , Chief Executive Officer

Date: February 3, 2003 By: /s/ Michael L. Labertew

Michael L. Labertew, Chief Financial Officer