Form 10QSB
period 2003-03-31
AMERICAN COAL CORP
filed 2003-05-15
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2003

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2003
Common Stock, $0.001	51,805

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at March 31, 2003 and June 30, 2002, and the statements of operations for the three and nine months March 31, 2003 and 2002 and the period from July 2, 1986 to March 31, 2003, and the cash flows for the nine months ended March 31, 2003 and 2002, and the period from July 2, 1986 to March 31, 2003, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

AMERICAN COAL CORPORATION

( Development Stage Company )

BALANCE SHEETS

March 31, 2003 and June 30, 2002

	Mar 31,	June 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	_________	_________
Total Current Assets	$ -	$ -
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,428	$13,428
	_________	_________
Total Current Liabilities	13,428	13,428
	_________	_________
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 51,805 shares issued and outstanding	52	52
Capital in excess of par value	80,546	78,361
Deficit accumulated during the development stage	(94,026)	(91,841)
	_________	_________
Total Stockholders' Equity (Deficiency)	$(13,428)	$(13,428)
	_________	_________
	$ -	$ -
	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2003 and 2002

and the Period July 2, 1986 (Date of Inception) to March 31, 2003

	Three Months Ended		Nine Months Ended		July 2, 1986 to
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2003	2002	2003	2002	2003
SALES	$ -	$ -	$ -	$ -	$2,850,562
COST OF SALES	-	-	-	-	2,418,648
	_________	_________	_________	_________	_________
Gross Profit	-	-	-	-	431,914

EXPENSES	325	-	2,185	-	525,940
	_________	_________	_________	_________	_________
NET LOSS	$ (325)	$ -	$ (2,185)	$ -	$ (94,026)
	========	========	========	========	========
NET LOSS PER COMMON SHARE
Basic	$ (.01)	$ -	$ (.04)	$ -
	======	======	======	======
AVERAGE OUTSTANDING SHARES
Basic	51,805	51,805	51,805	51,805
	======	======	======	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 31, 2003 and 2002

and the Period July 2, 1986 (Date of Inception) to March 31, 2003

	Mar 31, 2003	Mar 31,2002	July 2, 1986 toMar 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,185)	$ -	$(94,026)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Change in accounts payable	-	-	13,428
Issuance of common stock for expenses	-	-	10,000
Contribution to capital - expenses	2,185	-	13,082
	_________	_________	_________
Net (Decrease) in Cash from Operations	-	-	(50,701)
	_________	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	_________	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	_________	_________	_________
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	_________	_________	_________
Cash at End of Period	$ -	$ -	$ -
	========	========	========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987		$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989		2,000
Contribution to capital - expenses - 1988 through 2003		13,082
Issuance of 20,000 shares of common stock for services - related party - 1999		10,000

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

Income Taxes

On March 31, 2003, the Company had net operating losses carry forward of $94,026. The tax benefit of approximately $28,208 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will expire starting in the year 2004 though 2022.

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

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers/directors have made contributions to capital by the payment of Company expenses of $13,082. An officer/director has acquired 39% of the outstanding capital stock.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2002 through March 31, 2003, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 3. CONTROLS AND PROCEDURES

Justeene Blankenship (the Company's principal executive officer and principal financial and accounting officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None; not applicable.

ITEM 5. OTHER INFORMATION.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.	Description
99.1	Section 906 Certifications
99.2	Section 302 Certifications

No exhibits were filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COAL CORPORATION

Date: May 15, 2003 By: /s/ Justeene Blankenship

Justeene Blankenship, President