Form 10KSB
period 2003-06-30
AMERICAN COAL CORP
filed 2003-10-10
CIK 799194

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

 FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934                  For the fiscal year ended: June 30, 2003

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934                  For the transition period from           to

Commission File number: 33-8067-NY

AMERICAN COAL CORPORATION

(Exact name of registrant as specified in charter)

Nevada	13-3368082
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

7069 Highland Dr., Suite 300, Salt Lake City, UT 84121

(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:  801 274-1011

2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT     84121

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

At June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2003, the registrant had 51,805 shares of common stock issued and outstanding.

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

As a result of the retroactive rescission of the acquisition of US Jet, Inc., the majority of the shares issued pursuant to the AGREEMENT AND PLAN OF MERGER with US Jet were cancelled.  See Item 3 and Ex-99.2 to the Company’s Form 8-K, filed October 8, 1999.

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

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 2003.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past five years there has been no established trading market for the Company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2003, the Company had 176 shareholders.

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB’s, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Results of Operations

During the period from July 1, 2002 through June 30, 2003, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Need for Additional Financing

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The certified accountants for the Company has changed its name from Andersen, Andersen & Strong, LLC  to Sellers & Andersen, LLC.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth as of June 30, 2003, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director and/or Officer Since
Justeene Blankenship	44	Sole Officer and Director	Since April, 2003
Michael L. Labertew	39	Sole Officer and Director	February, 2002 to April, 2003

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

Justeene Blankenship

Ms. Blankenship was appointed the Company’s sole officer and director in April, 2003. She owns a stock transfer agency and also provides EGDARization services for publicly-held companies. Ms. Blankenship graduated from the University of Utah with a bachelor of science degree in Business Administration.

Michael L. Labertew

Michael Labertew, age 39, was the Company’s president, secretary and treasurer, and sole director from February, 2002 to April, 2003. Mr. Labertew is and has been for the last 14 years an attorney in Salt Lake City, Utah. Mr. Labertew has a bachelor of arts degree from the University of Iowa and a Juris Doctorate from the University of Utah.

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

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 2003, 2002, and 2001.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2003, the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name of Person or Group	Nature of Ownership (1)	Number of Shares Owned	Percent
Officers and Directors and Principal Shareholders:
Michael L. Labertew		0	0%
Justeene Blankenship	Direct	21,400	41%
	Indirect	800	2%
All Officers and Directors as a Group (1 person)		22,200	43%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

Subsequent to June 30, 2003 10,000 shares of the Company’s common stock were issued pursuant to Rule 144 to Justeene Blankenship for services rendered at par value of $.001 for a total value of $10.00.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

(3)(i)

Restated Articles of Incorporation

See Note (1)

2

(3)(i)

Articles of Amendment to the Articles of Incorporation

See Note (1)

3

(3)(i)

Articles of Amendment to the Articles of Incorporation

Attached

4

(3)(ii)

Restated By-Laws

See Note (1)

5

(2)

Agreement and Plan of Merger

See Note (1)

6

(99.1)

Default Judgment for Rescission

See Note (2)

7

(31.1)

CEO and CFO Certification under Section 302

of the Sarbanes-Oxley Act of 2002

Attached

8

(32.1)

CEO and CFO Certification under Section 906

of the Sarbanes-Oxley Act of 2002

Attached

Note (1) Filed as an Exhibit on Form 8-K which was filed September 16, 1998, is incorporated herein by reference.

Note (2) Filed as an Exhibit on Form 8-K which was filed October 8, 1999, is incorporated herein by reference..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for professional services rendered by its principal accountant for the audits of the Company’s annual financial statements and for reviews of the Company’s quarterly financial statements:

2002:

$ 1,528

2003:

$ 2,510

(2) Audit-Related Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audits or reviews of the Company’s financial statements not otherwise reported under Item 14(1), above:

2002:

$ 0

2003:

$ 0

(3) Tax Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for professional services rendered by its principal accountant for tax compliance, tax advice, and tax planning:

2002:

$ 0

2003:

$ 0

(4) All Other Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for professional services rendered by its principal accountant for all other fees not otherwise reported under Item 14(1), (2) or (3), above

(5) Audit Committee Policies and Procedures.

Not applicable

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

AMERICAN COAL CORPORATION

Date: October 10, 2003

By:  /s/ Justeene Blankenship

Justeene Blankenship, President and Director

[Letterhead]

SELLERS & ANDERSEN, L.L.C.

941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants

Salt Lake City, Utah 84106

Member SEC Practice Section of the AICPA

Telephone 801 486-0096

Fax 801 486-0098

Board of Directors

American Coal Corporation

September 25, 2003

We have audited your financial statements for the period ended June 30, 2003 and have issued our report thereon dated September 25, 2003. Professional standards require that we provide you with the following information related to our audit.

Our Responsibility under Generally Accepted Auditing Standards

As stated in our engagement letter dated September 15, 2003, our responsibility, as described by professional standards, is to plan and perform our audit to obtain reasonable, but not absolute, assurance that the financial statements are free of material misstatement and are fairly presented in accordance with generally accepted accounting principles. Because the concept of reasonable assurance and because we did not perform a detailed examination of all transactions, there is a risk that material errors, irregularities, or illegal acts, including fraud and defalcations, may exist and be detected by us.

As part of our audit, we considered the internal control of your Company. Such considerations were solely for the purpose of determining our audit procedures and not to provide any assurance concerning such internal control.

Significant Accounting Policies

Management has the responsibility for selection and use of appropriate accounting policies. In accordance with the terms of our engagement letter, we will advise management about the appropriateness of accounting policies and their application. The significant accounting policies used by your Company are described in Note A to the financial statements. No new accounting policies were adopted and application of existing policies was not significant and unusual, and of which, under professional standards, we are required to inform you, or transactions for which there is a lack of authoritative guidance or consensus.

Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected.

We evaluated the key factors and assumptions used to develop management’s estimates in determining that it is reasonable in relation to the financial statements taken as a whole.

Significant Audit Adjustment

For purposes of this letter, professional standards define a significant audit adjustment as a proposed correction of the financial statements that , in our judgment, may not have been detected except through our auditing procedures. These adjustments may include those proposed by us but not recorded by the Company that could potentially cause future financial statements to be materially misstated, even though we have concluded that such adjustments are not material to the current financial statements. We proposed no audit adjustments that could, in our judgment, either individually or in the aggregate, have a significant effect on the Company’s financial reporting process.

Disagreements with Management

For purposes of this letter, professional standards define a disagreement with management as a matter, whether or not resolved to our satisfaction, concerning a financial accounting, reporting, or auditing matter that could be significant to the financial statements or the auditor’s report. We are pleased to report that no such disagreements arose during the course of our audit.

Consultations with Other Independent Accountants

In some cases, management may decide to consult with other accountants about auditing and accounting matters, similar to obtaining a “second opinion” on certain situations. If a consultation involves application of an accounting principle to the Company’s financial statements or a determination of the type of auditor’s opinion that may be expressed on those statements, our professional standards require the consulting accountant to check with us to determine that the consultant has all the relevant facts. To our knowledge, there were no such consultations with other accountants.

Issues Discussed Prior to Retention of Independent Auditors

We generally discuss a variety of matters, including the application of accounting principles and auditing standards, with management each year prior to retention as the Company’s auditors. However, these discussions occurred in the normal course of our professional relationship and our responses were not a condition to our retention.

Difficulties Encountered in Performing the Audit

We encountered no significant difficulties in dealing with management in performing and completing our audit.

This information is intended solely for the use of the Audit Committee, Board of Directors, and management of the Company and should not be used for any other purpose.

Very truly yours,

 /s/ Sellers & Andersen LLC

AMERICAN COAL CORPORATION
( Development Stage Company )
BALANCE SHEET
June 30, 2003

==============================================================================

ASSETS
CURRENT ASSETS
Cash	$ -
__________
Total Current Assets	$ -
=========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable - related party	$8,428
Note payable - related party	5,000
__________
Total Current Liabilities	13,428
__________
STOCKHOLDERS' DEFICIENCY
Common stock
300,000,000 shares authorized, at $0.001 par value; 51,805 shares issued and outstanding	52
Capital in excess of par value	80,871
Deficit accumulated during the development stage	(94,351)
__________
Total Stockholders' Equity (deficiency)	$(13,428)
__________
$ -
=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended June 30, 2003 and 2002 the Period July 2, 1986 (Date of Inception) to June 30, 2003

 =============================================================================

			July 2, 1986
	2003	2002	to June 30, 2003
SALES	$ -	$ -	$2,850,562
COST OF SALES	-	-	2,418,648
	__________	__________	__________
Gross Profit	-	-	431,914
EXPENSES	2,510	1,528	526,265
	__________	__________	__________
NET LOSS	$(2,510)	$ (1,528)	$ (94,351)
	=========	=========	========
NET LOSS PER COMMON SHARE
Basic	$ (.04)	$ (.03)
	======	=======
AVERAGE OUTSTANDING SHARES
Basic	51,805	51,805
Diluted	5,051,805	5,051,805
	======	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
( Development Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period July 2, 1986 (Date of Inception)to June 30, 2003

===============================================================================

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance July 2, 1986 (Date of inception)	-	$ -	$ -	$ -
Issuance of common stock for cash at $17.65 - 1986	340	-	6,000	-
Issuance of common stock for cash at $1,241.69 net of issuance costs - 1987	36	-	44,701	-
Net operating income for the period ended June 30, 1987	-	-	-	331
Issuance of common stock for all of the outstanding stock of American Coal Corporation -value unknown-1987	66	-	-	-
Contribution to capital - expenses - 1988	-	-	5,000	-
Net operating loss for the year ended June 30, 1988	-	-	-	(48,949)
Issuance of common stock for all of the outstanding stock of King Koals, Inc. - at $23.81 - 1989	84	-	2,000	-
Net operating loss for the year ended June 30, 1989	-	-	-	(169,294)
Net operating income for the year ended June 30, 1990	-	-	-	160,211
Net operating loss for the years ended June 30, 1991 to June 30, 1996	-	-	-	-
Net operating loss for the year ended June 30, 1997	-	-	-	(3,575)
Net operating loss for the year ended June 30, 1998	-	-	-	(5,773)
Issuance of common stock for failed merger at $1.54 - Note 3	31,279	32	4,783	-
Net operating loss for year ended June 30, 1999	-	-	-	(8,315)
Issuance of common stock for services at $.50 - October 21, 1999	20,000	20	9,980	-
Net operating loss for the year ended June 30, 2000	-	-	-	(12,080)
Contribution to capital - expenses - related parties	-	-	2,669	-
Net operating loss for the year ended June 30, 2001	-	-	-	(2,869)
	__________	__________	__________	__________
Balance June 30, 2001	51,805	52	75,133	(90,313)
Contribution to capital - expenses - related parties	-	-	3,228	-
Net operating loss for the year ended June 30, 2002	-	-	-	(1,528)
	__________	__________	__________	__________
Balance June 30, 2002	51,805	52	78,361	(91,841)
Contribution to capital - expenses - related parties	-	-	2,510	-
Net operating loss for the year ended June 30, 2003	-	-	-	(2,510)
	__________	__________	__________	__________
Balance June 30, 2003	51,805	$ 52	$80,871	$(94,351)
	=======	========	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION
( Development Stage Company )
STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2003 and 2002 and the Period July 2, 1986 (Date of Inception) to June 30, 2003

===============================================================================

	June 30,	June 30,	July 2, 1986
	2003	2002	to June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,510)	$(1,528)	$(94,351)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Changes in accounts payable - related party	-	(1,700)	13,428
Issuance of common stock for expenses	-	-	10,000
Contribution to capital - expenses	2,510	3,228	13,407
	__________	__________	__________
Net Cash Used From Operations	-	-	(50,701)
	__________	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	__________	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	__________	__________	__________
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	__________	__________	__________
Cash at End of Period	$ -	$ -	$ -
	=========	=========	========
SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES
Issuance of 24 shares of common stock for stock of American Coal Corp - 1987	$ -
Issuance of 40 shares of common stock for stock of King Koals, Inc. - 1989	2,000
Contribution to capital - expenses - 1988 through 2003	13,407
Issuance of 20,000 shares of common stock for services - related party - 1999	10,000

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

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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
NOTES TO FINANCIAL STATEMENTS (Continued)

===============================================================================

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2003, the Company had net operating losses available for carry forward of $94,351. The tax benefit of approximately $28,000 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in the years 2003 though 2023.

Financial Instruments

The carrying amounts of financial instruments, including accounts payable,  are considered by management to be their estimated fair values.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

AMERICAN COAL CORPORATION
(A Development Stage Company )
NOTES TO FINANCIAL STATEMENTS

=============================================================================

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director has acquired, or controls, 43% of the outstanding capital stock and has made contributions to capital, from inception, by the payment of Company expenses of $13,407. An officer has made advances to the Company of $8,428 and a demand, no interest loan of $5,000. The terms of the loan include rights to convert the note to common capital stock of 5,000,000 shares, at the option of the note holder, with the restriction that the conversion cannot create a new affiliate status.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however, the Company does not have the working capital to be successful in this effort which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from an officer and equity funding which will enable the Company to operate for the coming year.