Form 10QSB
period 2003-09-30
AMERICAN COAL CORP
filed 2003-11-14
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934                      For the quarterly period ended: September 30, 2003

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934                      For the transition period from           to

Commission File number: 33-8067-NY

AMERICAN COAL CORPORATION

(Exact name of registrant as specified in charter)

Nevada	13-3368082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7069 S. Highland Dr., Suite 300, Salt Lake City, UT     84121

         (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  801 274-1011

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

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date.

       Class                                     Outstanding as of September 30, 2003

   Common Stock, $0.001                                      61,805

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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH HEREIN.  THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at September 30, 2003 and June 30, 2003, and the statements of operations for the three months ended September 30, 2003 and 2002 and the period from July 2, 1986 to September 30, 2003, and the cash flows for the three months ended September 30, 2003 and 2002, and the period from July 2, 1986 to September 30, 2003, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

AMERICAN COAL CORPORATION

( Development Stage Company )

BALANCE SHEETS

 September 30, 2003 and June 30, 2003

	Sept. 30,	June 30,
	2003	2003
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	_________	_________
Total Current Assets	$ -	$ -
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – related party	$8,428	$8,428
Notes payable – related party	5,000	5,000
Total Current Liabilities	13,428	13,428
	_________	_________
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 61,805 shares issued and outstanding	62	52
Capital in excess of par value	83,086	80,871
Deficit accumulated during the development stage	(96,576)	(94,351)
	_________	_________
Total Stockholders' Equity (Deficiency)	$(13,428)	$(13,428)
	_________	_________
	$ -	$ -
	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2002

 and the Period July 2, 1986 (Date of Inception) to September 30, 2003

	Three Months Ended		July 2, 1986 to
	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003
SALES	$ -	$ -	$2,850,562
COST OF SALES	-	-	2,418,648
	_________	_________	_________
Gross Profit	-	-	431,914

EXPENSES	2,225	1,535	528,490
	_________	_________	_________
NET LOSS	$ (2,225)	$ (1,535)	$ (96,576)
	========	========	========
NET LOSS PER COMMON SHARE
Basic	$ (.04)	$ (.03)
	======	======
AVERAGE OUTSTANDING SHARES
Basic	61,805	51,805
	======	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

( Development Stage Company )

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2003 and 2002

 and the Period July 2, 1986 (Date of Inception) to September 30, 2003

	Sept. 30, 2003	Sept. 30,2002	July 2, 1986 to Sept 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,225)	$ (1,535)	$(96,576)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Change in accounts payable – related party	-	-	13,428
Issuance of common stock for expenses Issuance of common stock for services	- 10	- -	10,000 10
Contribution to capital - expenses	2,215	1,535	15,622
	_________	_________	_________
Net (Decrease) in Cash from Operations	-	-	(50,701)
	_________	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	_________	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	_________	_________	_________
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	_________	_________	_________
Cash at End of Period	$ -	$ -	$ -
	========	========	========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987		$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989		2,000
Contribution to capital - expenses - 1988 through 2003		15,622
Issuance of 20,000 shares of common stock for services - related party – 1999 Issuance of 10,000 shares of common stock for service – related party – 2003		10,000 10

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

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anitdilutive and then only the basic per share amounts are shown in the report.

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

On September 30, 2003, the Company had net operating losses available for carry forward of $96,576. The tax benefit of approximately $28,900 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in the years 2003 though 2023.

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

                                                             AMERICAN COAL CORPORATION

                                                                   (A Development Stage Company )

                                                          NOTES TO FINANCIAL STATEMENTS

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director has acquired, or controls, 52% of the outstanding capital stock and has made contributions to capital, from inception, by the payment of Company expenses of $15,622. An officer has made advances to the Company of $8,428 and a demand, no interest loan of $5,000. The terms of the loan include rights to convert the note to common capital stock of 5,000,000 shares, at the option of the note holder, with the restriction that the conversion cannot create a new affiliate status.

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

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB=s, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2003 through September 30, 2003, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Need for Additional Financing

Based upon current management=s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness and operation of our information disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None; not applicable.

ITEM 2.  CHANGES IN SECURITIES.

On September 12, 2003, the Company issued 10,000 shares of its common stock to its sole officer-director for services rendered at par value of $.001 for a total value of $10.00.

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

See Note (3)

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

Note (2) Filed as an Exhibit on Form 8-K which was filed October 8, 1999, is incorporated herein by reference.

Note (3) Filed as an Exhibit on Form 10-KSB which was filed October 10, 2003, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN COAL CORPORATION

Date: November 14, 2003          By: /s/ Justeene Blankenship

                                                    Justeene Blankenship, President