Form 10QSB
period 2003-12-31
AMERICAN COAL CORP
filed 2004-02-17
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934                      For the quarterly period ended: December 31, 2003

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

 Class                                     Outstanding as of December 31, 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at December 31, 2003 and June 30, 2003, and the statements of operations for the three and six months ended December 31, 2003 and 2002 and the period from July 2, 1986 to December 31, 2003, and the cash flows for the six months ended December 31, 2003 and 2002, and the period from July 2, 1986 to December 31, 2003, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

AMERICAN COAL CORPORATION

(A Development Stage Company )

BALANCE SHEETS

 December 31, 2003 and June 30, 2003

	Dec 31,	June 30,
	2003	2003
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	_________	_________
Total Current Assets	$ -	$ -
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – related party	$8,428	$8,428
Notes payable – related party	5,000	5,000
Total Current Liabilities	13,428	13,428
	_________	_________
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 61,805 shares issued and outstanding	62	52
Capital in excess of par value	83,086	80,871
Deficit accumulated during the development stage	(96,576)	(94,351)
	_________	_________
Total Stockholders' Equity (Deficiency)	$(13,428)	$(13,428)
	_________	_________
	$ -	$ -
	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

(A Development Stage Company )

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2003 and 2002

 and the Period July 2, 1986 (Date of Inception) to December 31, 2003

	Three Months Ended		Six Months Ended		July 2, 1986 to
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2003	2002	2003	2002	2003
SALES	$ -	$ -	$ -	$ -	$2,850,562
COST OF SALES	-	-	-	-	2,418,648
	_________	_________	_________	_________	_________
Gross Profit	-	-	-	-	431,914

EXPENSES	-	325	2,225	1,860	528,490
	_________	_________	_________	_________	_________
NET LOSS	$ -	$ (325)	$ (2,225)	$ (1,860)	$ (96,576)
	========	========	========	========	========
NET LOSS PER COMMON SHARE
Basic	$ -	$ (.01)	$ (.04)	$ (.04)
	======	======	======	======
AVERAGE OUTSTANDING SHARES
Basic	61,805	51,805	61,805	51,805
	======	======	======	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

(A Development Stage Company )

STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2003 and 2002

 and the Period July 2, 1986 (Date of Inception) to December 31, 2003

	Dec 31, 2003	Dec 31,2002	July 2, 1986 to Dec 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,225)	$ (1,860)	$(96,576)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Change in accounts payable – related party	-	-	13,428
Issuance of common stock for expenses Issuance of common stock for services	- 10	- -	10,000 10
Contribution to capital - expenses	2,215	1,860	15,622
	_________	_________	_________
Net (Decrease) in Cash from Operations	-	-	(50,701)
	_________	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	_________	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	_________	_________	_________
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	_________	_________	_________
Cash at End of Period	$ -	$ -	$ -
	========	========	========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987			$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989			2,000
Contribution to capital - expenses - 1988 through 2003			15,622
Issuance of 20,000 shares of common stock for services - related party – 1999 Issuance of 10,000 shares of common stock for service – related party – 2003			10,000 10

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

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

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

On December 31, 2003, the Company had net operating losses available for carry forward of $96,901. The tax benefit of approximately $28,900 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in the years 2004 though 2023.

Financial Instruments

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The Company will expense advertising and market development costs as incurred.

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

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however, the Company does not have the working capital to be successful in this effort, and to service its debt raises substantial doubt about its ability to continue as a going concern.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2003 through December 31, 2003, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 (31.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

(32.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002

Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN COAL CORPORATION

Date: February 16, 2004

By: /s/ Justeene Blankenship

Justeene Blankenship, President