Form 10KSB/A
period 2003-06-30
AMERICAN COAL CORP
filed 2004-03-24
CIK 799194

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

#

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

As a result of the retroactive rescission of the acquisition of US Jet, Inc., the majority of the shares issued pursuant to the AGREEMENT AND PLAN OF MERGER with US Jet were cancelled.  See Item 3 and Ex-99.2 to the Company=s Form 8-K, filed October 8, 1999.

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

Justeene Blankenship

Ms. Blankenship was appointed the Company=s sole officer and director in April, 2003. She owns a stock transfer agency and also provides EGDARization services for publicly-held companies. Ms. Blankenship graduated from the University of Utah with a bachelor of science degree in Business Administration.

Michael L. Labertew

Michael Labertew, age 39, was the Company=s president, secretary and treasurer, and sole director from February, 2002 to April, 2003. Mr. Labertew is and has been for the last 14 years an attorney in Salt Lake City, Utah. Mr. Labertew has a bachelor of arts degree from the University of Iowa and a Juris Doctorate from the University of Utah.

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

Subsequent to June 30, 2003 10,000 shares of the Company=s common stock were issued pursuant to Rule 144 to Justeene Blankenship for services rendered at par value of $.001 for a total value of $10.00.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for professional services rendered by its principal accountant for the audits of the Company=s annual financial statements and for reviews of the Company=s quarterly financial statements:

2002:

$ 1,528

2003:

$ 2,510

(2) Audit-Related Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for assurance and related services by the Company=s principal accountant that are reasonably related to the performance of the audits or reviews of the Company=s financial statements not otherwise reported under Item 14(1), above:

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

Not applicable

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant=s engagement to audit the registrant=s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant=s full-time, permanent employees.

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

AMERICAN COAL CORPORATION

Date: March 23, 2004

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

Board of Directors

American Coal Corporation

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of American Coal Corporation (development stage company) at  June 30, 2003 and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2003 and 2002 and the period July 2, 1986 (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Coal Corporation at June 30, 2003 and the results of operations, and cash flows for the years ended June 30, 2003 and 2002, and the period July 2, 1986 to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

September 24, 2003

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

AMERICAN COAL CORPORATION
( Development Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period July 2, 1986 (Date of Inception)to June 30, 2003

===============================================================================

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance July 2, 1986 (Date of inception)	-	$ -	$ -	$ -
Issuance of common stock for cash at $17.65 - 1986	340	-	6,000	-
Issuance of common stock for cash at $1,241.69 net of issuance costs - 1987	36	-	44,701	-
Net operating income for the period ended June 30, 1987	-	-	-	331
Issuance of common stock for all of the outstanding stock of American Coal Corporation -value unknown-1987	66	-	-	-
Contribution to capital - expenses - 1988	-	-	5,000	-
Net operating loss for the year ended June 30, 1988	-	-	-	(48,949)
Issuance of common stock for all of the outstanding stock of King Koals, Inc. - at $23.81 - 1989	84	-	2,000	-
Net operating loss for the year ended June 30, 1989	-	-	-	(169,294)
Net operating income for the year ended June 30, 1990	-	-	-	160,211
Net operating loss for the years ended June 30, 1991 to June 30, 1996	-	-	-	-
Net operating loss for the year ended June 30, 1997	-	-	-	(3,575)
Net operating loss for the year ended June 30, 1998	-	-	-	(5,773)
Issuance of common stock for failed merger at $1.54 - Note 3	31,279	32	4,783	-
Net operating loss for year ended June 30, 1999	-	-	-	(8,315)
Issuance of common stock for services at $.50 - October 21, 1999	20,000	20	9,980	-
Net operating loss for the year ended June 30, 2000	-	-	-	(12,080)
Contribution to capital - expenses - related parties	-	-	2,669	-
Net operating loss for the year ended June 30, 2001	-	-	-	(2,869)
	__________	__________	__________	__________
Balance June 30, 2001	51,805	52	75,133	(90,313)
Contribution to capital - expenses - related parties	-	-	3,228	-
Net operating loss for the year ended June 30, 2002	-	-	-	(1,528)
	__________	__________	__________	__________
Balance June 30, 2002	51,805	52	78,361	(91,841)
Contribution to capital - expenses - related parties	-	-	2,510	-
Net operating loss for the year ended June 30, 2003	-	-	-	(2,510)
	__________	__________	__________	__________
Balance June 30, 2003	51,805	$ 52	$80,871	$(94,351)
	========	=========	=========	=========

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