Form 10QSB
period 2004-03-31
AMERICAN COAL CORP
filed 2004-04-27
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

 Class                                     Outstanding as of March 31, 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of American Coal Corporation (a development stage company) at March 31, 2004 and June 30, 2003, and the statements of operations for the three and nine months ended March 31, 2004 and 2003 and the period from July 2, 1986 to March 31, 2004, and the cash flows for the nine months ended March 31, 2004 and 2003, and the period from July 2, 1986 to March 31, 2004, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

AMERICAN COAL CORPORATION

(A Development Stage Company )

BALANCE SHEETS

 March 31, 2004 and June 30, 2003

	Mar 31,	June 30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	_________	_________
Total Current Assets	$ -	$ -
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – related party	$8,428	$8,428
Notes payable – related party	5,000	5,000
Total Current Liabilities	13,428	13,428
	_________	_________
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 61,805 shares issued and outstanding	62	52
Capital in excess of par value	83,511	80,871
Deficit accumulated during the development stage	(97,001)	(94,351)
	_________	_________
Total Stockholders' Equity (Deficiency)	$(13,428)	$(13,428)
	_________	_________
	$ -	$ -
	========	=========

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

(A Development Stage Company )

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2004 and 2003

 and the Period July 2, 1986 (Date of Inception) to March 31, 2004

	Three Months Ended		Nine Months Ended		July 2, 1986 to
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2004	2003	2004	2003	2004
SALES	$ -	$ -	$ -	$ -	$2,850,562
COST OF SALES	-	-	-	-	2,418,648
	_________	_________	_________	_________	_________
Gross Profit	-	-	-	-	431,914

EXPENSES	425	325	2,650	2,185	528,915
	_________	_________	_________	_________	_________
NET LOSS	$ (425)	$ (325)	$ (2,650)	$ (2,185)	$ (97,001)
	========	========	========	========	========
NET LOSS PER COMMON SHARE
Basic	$ (.01)	$ (.01)	$ (.04)	$ (.04)
	======	======	======	======
AVERAGE OUTSTANDING SHARES
Basic	61,805	51,805	61,805	51,805
	======	======	======	======

The accompanying notes are an integral part of these financial statements.

AMERICAN COAL CORPORATION

(A Development Stage Company )

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 31, 2004 and 2003

 and the Period July 2, 1986 (Date of Inception) to March 31, 2004

	Mar 31, 2004	Mar 31,2003	July 2, 1986 to Mar 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,650)	$ (2,185)	$(97,001)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss in investments	-	-	2,000
Loss on failed merger	-	-	4,815
Change in accounts payable – related party	-	-	13,428
Issuance of common stock for expenses Issuance of common stock for services	- 10	- -	10,000 10
Contribution to capital - expenses	2,640	2,185	16,047
	_________	_________	_________
Net (Decrease) in Cash from Operations	-	-	(50,701)
	_________	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	_________	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,701
	_________	_________	_________
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	_________	_________	_________
Cash at End of Period	$ -	$ -	$ -
	========	========	========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 66 shares of common stock for stock of American Coal Corp - 1987			$ -
Issuance of 84 shares of common stock for stock of King Koals, Inc. - 1989			2,000
Contribution to capital - expenses - 1988 through 2004			16,047
Issuance of 20,000 shares of common stock for services - related party – 1999 Issuance of 10,000 shares of common stock for service – related party – 2003			10,000 10

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

On March 31, 2004, the Company had net operating losses available for carry forward of $97,001. The tax benefit of approximately $29,000 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forwards expire starting in the years 2004 though 2023.

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

                                                             AMERICAN COAL CORPORATION

                                                                   (A Development Stage Company)

                                                          NOTES TO FINANCIAL STATEMENTS

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director has acquired, or controls, 52% of the outstanding capital stock and has made contributions to capital, from inception, by the payment of Company expenses of $16,047. An officer has made advances to the Company of $8,428 and a demand, no interest loan of $5,000. The terms of the loan include rights to convert the note to common capital stock of 5,000,000 shares, at the option of the note holder, with the restriction that the conversion cannot create a new affiliate status.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2004, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2003 through March 31, 2004, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Date: April 26, 2004

By: /s/ Justeene Blankenship

Justeene Blankenship, President