Form 10KSB
period 2004-06-30
KEVCORP SERVICES, INC.
filed 2004-09-24
CIK 799194

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

 FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2004

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File number: 33-8067-NY

KEVCORP SERVICES, INC.

(formerly American Coal Corporation)

(Exact name of registrant as specified in charter)

Nevada	87-0618831
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

3387 West 7000 South, West Jordan, UT 84084

(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:  801 599-8876

7069 S. Highland Dr., Suite 300, Salt Lake City, UT 84121

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

At June 30, 2004, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2004, the registrant had 2,529,605 shares of common stock issued and outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001, with the name of Technical Solutions, Ltd. On July 3, 1989 the name was changed to American Coal Corporation. On June 23, 2004 the Company changed its name to Kevcorp Services, Inc.

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

During 1990 the Company abandoned its interest held in the subsidiary and its efforts to develop and operate mineral leases.

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

Overview

The Company was originally incorporated to develop and operate mineral leases. In 1990 this objective was abandoned and the Company focused its interests in finding a merger or acquisition candidate. In 1998 the Company acquired US Jet, Inc. an air-freight company based out of Wyoming. In 1999 the Company rescinded the transaction and continued to pursue another acquisition candidate.

In June 2004 Kevin Kirch acquired control of the Company through the purchase of a majority of the Company’s common stock. He was then appointed as the sole director, president, secretary and treasurer. Under Mr. Kirch’s direction the Company immediately began providing excavation and landscaping services. The excavation services are primarily comprised of digging foundations for new home construction; while the landscaping services are provided to new and existing homes. The Company’s clientele are contractors and developers of large subdivisions along with individual homeowners.

The Company leases its heavy equipment from Mr. Kirch. He carries liability insurance which is included in the lease payment.

Seasonality

The Company expects to experience some slow down due to bad weather during the winter months. This slow down is minimized by utilizing the heavy equipment to move snow from the job site in order to dig foundations or place landscaping rocks. It is estimated that there will only be 5 to 7 days lost to bad weather each year.

Competition

While the construction industry is highly competitive, the Company believes that its services will be sought for its reputation for quality, timeliness, and price. Many of the Company’s competitors are larger, better known and have greater marketing and financial resources. These factors work in the Company’s favor since it does not have the large overhead that those competitors carry; thus, it can bid out its services below the competition and still be profitable.

Government Regulation

The Company’s business is subject to various governmental regulations and licensing requirements relating to its construction activities. Mr. Kirch is a licensed general contractor with the state of Utah. Under his direction the Company will remain compliant in all requirements for building permits, safety codes, and OSHA regulations.

Employees

The Company has no employees at the present time and does not plan to hire employees in the next fiscal year. Any future needs will be addressed at that time.

ITEM 2.   DESCRIPTION OF PROPERTIES

Office Space

The Company has not had a need to rent office space. An officer/director of the Company is allowing the Company to use his address, as needed, at no expense to the Company. The Company does not own any property.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

A majority of the shareholders of the Company approved a name change from American Coal Corporation to Kevcorp Services, Inc. during the fiscal year ended June 30, 2004.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past five years there has been no established trading market for the Company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2004, the Company had 178 shareholders.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues for the year ended June 30, 2004 were $13,000 compared to $0 revenues for year ended June 30, 2003. The increase in revenues was due to the excavation and landscaping services provided by the Company during the month of June 2004. The services provided in June 2004 resulted in a gross profit of $1,393 for the year ended June 30, 2004 compared to $0 gross profit for the year ended June 30, 2003. General and administrative costs were $4,332 in 2004 compared to $2,510 in 2003. The increase in general and administrative costs was primarily attributed to higher attorney and accountant fees.

The Company incurred a net loss of $2,939 for the year ended June 30, 2004 compared to a net loss of $2,510 for the year ended June 30, 2003.

Net cash provided by operations was $13,506 during the year ended June 30, 2004 compared to net cash provided by operations of $0 for the year ended June 30, 2003.  Net cash used for investing activities was $60,000 during the year ended June 30, 2004 compared to $0 for the year ended June 30, 2003.  Net cash provided by financing activities was $70,000 for the year ended June 30, 2004 compared to $0 for the year ended June 30, 2003.

Liquidity and Capital Resources

Total assets of the Company at June 30, 2004 were $81,839 consisting of $23,506 in cash, $20,000 in escrowed funds, and $38,333 in prepaid assets. The Company does not own any property or equipment. Total liabilities at June 30, 2004 were $27,996 consisting of $13,056 in accounts payable, $9,940 in accounts payable to a related party, and $5,000 in notes payable.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth as of June 30, 2004, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director and/or Officer Since
Kevin Kirch	44	President, Secretary, Treasurer and Director	Since June, 2004 to Present
Blaze Lindquist	21	Vice President	Since June, 2004 to Present
Justeene Blankenship	45	Sole Officer and Director	April, 2003 to June, 2004

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

Kevin Kirch

Prior to becoming an officer and Director of this Company, Kevin Kirch has had multi-disciplined professional expertise which stems from running his own business named Kirch-Co, as a managing engineer in the building, development, and construction industry from March 1987 through August 2000. In his position as President and CEO of this company he has facilitated the start-up marketing, accounting, financial reporting and daily operation of an entrepreneurial business, which has provided project development and management services through-out the Western United States.

Additionally, as CEO of Kirch-Co. Mr. Kirch has provided management services for local and national corporate clients, while developing interpersonal networks to expedite contract demands. He has expertise in analyzing feasibility studies with long-term investment planning for capital projects, as well as responsibility for stewardship of schedules, budgets, and reporting. Mr. Kirch has served many times in his position at Kirch-Co. as a key liaison for planned residential developments with supporting infrastructure, and utilities management.

Blaze Lindquist

Prior to his recent appointment as Vice President of Kevcorp Services, Inc. Mr. Lindquist has worked for the past three years under Kevin Kirch’s supervision at Kirch-Co. Construction.  Mr. Lindquists duties have included mostly light equipment management services, manual labor activities and occasional heavy equipment operation. Prior to this Mr. Lindquist was a full time student.

Justeene Blankenship

Ms. Blankenship served as the Company=s sole officer and director from April, 2003 to June, 2004. She owns a stock transfer agency and also provides EGDARization services for publicly-held companies. Ms. Blankenship graduated from the University of Utah with a Bachelor of Science degree in Business Administration.

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

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action findings by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or filing by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

FINANCIAL EXPERT

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

ITEM 10.  EXECUTIVE COMPENSATION

There was no compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 2004, 2003, and 2002.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2004, the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name of Person or Group	Nature of Ownership (1)	Number of Shares Owned	Percent
Officers and Directors and Principal Shareholders:
Kevin Kirch	Direct	1,990,000	79%
Blaze Lindquist		0	0%
Justeene Blankenship (2)		0	0%
All Officers and Directors as a Group (2 people)		1,990,000	79%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) In June, 2004 Justeene Blankenship, former officer and director, voluntarily submitted 32,200 shares beneficially owned by her to the Company’s transfer agent for cancellation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

The Company leases its heavy equipment from its president at a rate of $40,000 for a two year term. In addition, Mr. Kirch provides the labor to carry out the Company’s services for which amounts have been accrued but not paid. For the year ended June 30, 2004 accrued labor totaled $9,940.

There have been no other material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any  director or executive officer, or any securities holder who is  known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of  the immediate family of any of the foregoing persons, has an interest.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

On June 24, 2004 a Current Report on Form 8-K was filed reflecting the following transactions: Kevin Kirch was appointed to serve as President, Secretary, Treasurer and sole Director; Blaze Lindquist was appointed to serve as Vice President; and Justeene Blankenship resigned as an officer and director; 1,990,000 shares were issued to Kevin Kirch and 10,000 shares were issued to Gini Durrand; 32,200 shares of the Company’s common stock were voluntarily cancelled by certain shareholders; the name of the Company was changed from American Coal Corporation to Kevcorp Services, Inc.; and the Company adopted a 2004 Qualified Stock Option Plan.

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

(3)(i)

Restated Articles of Incorporation

See Note (1)

2

(3)(i)

Articles of Amendment to the Articles of Incorporation

See Note (1)

3

(3)(i)

Articles of Amendment to the Articles of Incorporation

See Note (2)

4

(3)(ii)

Restated By-Laws

See Note (1)

5

(2)

Agreement and Plan of Merger

See Note (1)

6

(99.2)

Default Judgment for Rescission

See Note (3)

7

(31.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

8

(32.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002

Attached

9

(99.1)

Code of Ethics

Attached

Note (1) Filed as an Exhibit on Form 8-K which was filed September 16, 1998, is incorporated herein by reference.

Note (2) Filed as an Exhibit on Form 10-KSB which was filed March 23, 2004.

Note (3) Filed as an Exhibit on Form 8-K which was filed October 8, 1999, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees.

The Company was billed the following amounts for its fiscal years 2003 and 2004, for professional services rendered by its principal accountant for the audits of the Company=s annual financial statements and for reviews of the Company=s quarterly financial statements:

2003:

$ 2,510

2004:

$ 3,390

(2) Audit-Related Fees.

The Company was billed the following amounts for its fiscal years 2003 and 2004, for assurance and related services by the Company=s principal accountant that are reasonably related to the performance of the audits or reviews of the Company=s financial statements not otherwise reported under Item 14(1), above:

2003:

$ 0

2004:

$ 0

(3) Tax Fees.

The Company was billed the following amounts for its fiscal years 2003 and 2004, for professional services rendered by its principal accountant for tax compliance, tax advice, and tax planning:

2003:

$ 0

2004:

$ 0

(4) All Other Fees.

The Company was billed the following amounts for its fiscal years 2003 and 2004, for professional services rendered by its principal accountant for all other fees not otherwise reported under Item 14(1), (2) or (3), above

(5) Audit Committee Policies and Procedures.

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

KEVCORP SERVICES, INC.

Date: September 23, 2004

By:  /s/ Kevin Kirch

Kevin Kirch, President, Secretary and Director

MADSEN & ASSOCIATES, CPA’s Inc.                                             684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants                                   Murray, Utah 84107

                                                                                                  Telephone 801 268-2632

   Fax 801-262-3978

Board of Directors

Kevcorp Services, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance  sheet of Kevcorp Services, Inc. (development stage company) at June 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the  years ended June 30, 2004  and 2003,  and the period  July 2, 1986 (date of inception) to June 30, 2004.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and  significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kevcorp Services, Inc.  at June 30, 2004,  and the results of  operations, and  cash flows for the  years ended June 30, 2004 and 2003, and the period July 2, 1986 to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah

August 24, 2004                                                          s/Madsen & Associates, CPA’s Inc.

KEVCORP  SERVICES,  INC.

( Development Stage Company)

BALANCE SHEET

  June 30, 2004

ASSETS

CURRENT ASSETS

    Cash

$ 23,506

    Advance deposit - equipment lease - current

20,004

   Total Current Assets

 43,510

OTHER ASSETS

   Cash held in escrow

20,000

   Advance deposit - equipment lease

18,329

38,329

$ 81,839

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable

$ 13,056

    Note payable

5,000

    Accounts payable - related party

9,940

Total Current Liabilities

 27,996

STOCKHOLDERS'  DEFICIENCY

Common stock

        300,000,000 shares authorized, at $0.001 par value,

        2,529,605 shares issued and outstanding

2,530

Capital in excess of par value

148,603

Deficit accumulated during the development stage

 (97,290)

Total Stockholders' Equity

53,843

$ 81,839

The accompanying notes are an integral part of these financial statements.

KEVCORP  SERVICES,  INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2004  and 2003

 and the Period July 2, 1986  (Date of Inception) to June 30, 2004

July 2, 1986

June 30,

June 30,

to June 30,

2004

2003

2004

SALES

$ 13,000

$        -

$ 2,863,562

COST OF SALES

              11,607

      -

2,430,255

    Gross Profit

1,393

-

433,307

EXPENSES

   4,332

  2,510

 530,597

NET LOSS

$ (2,939)

$ (2,510)

$ (97,290)

NET LOSS PER COMMON SHARE

       Basic and diluted

$      -

$  (.04)

AVERAGE OUTSTANDING  SHARES

       Basic

2,529,605

 51,805

The accompanying notes are an integral part of these financial statements.

KEVCORP  SERVICES,  INC.

( Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 2, 1986 (Date of Inception) to June 30, 2004

Capital in

       Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Balance July 2,  1986 (date of inception)

-

$        -

$        -

$        -

Issuance of common stock for cash at $17.65 -

340

-

6,000

-

 1986

Issuance of common stock for cash at

$1,241.69 net of issuance costs - 1987

36

-

44,701

-

Net operating income for the period

    ended June 30, 1987

-

-

-

331

Issuance of common stock for all of the

   outstanding stock of American Coal

   Corporation - pre merger- value

   unknown - 1987

66

-

-

-

Contribution to capital - expenses - 1988

-

-

5,000

-

Net operating loss for the year

     ended June 30, 1988

    -

-

-

(48,949)

Issuance of common stock for all of the

    outstanding stock of King Koals, Inc.-

     at $23.81 - 1989

84

-

2,000

-

Net operating loss for the year ended

June 30,  1989

-

-

-

(169,294)

Net operating income for the year

     ended June 30, 1990

-

-

-

160,211

Net operating loss for the years ended

   June 30, 1991 to June 30, 1996

-

-

-

-

Net operating loss for the year ended

June 30, 1997

            -

        -

        -

           (3,575)

Net operating loss for the year ended

June 30, 1998

            -

       -

          -

    (5,773)

Issuance of common stock for failed merger

   at $.154 -  Note 3

31,279

32

4,783

-

Net operating loss for year ended

    June 30, 1999

-

-

-

(8,315)

Issuance of common stock for services

   at $.50  - October 21, 1999

20,000

20

9,980

-

Net operating loss for the year ended

    June 30, 2000

-

-

-

(12,080)

Contribution to capital - expenses -

   related parties

-

-

2,669

-

Net operating loss for the year ended

   June 30, 2001

-

-

-

(2,869)

_______

_______

_______

________

Balance June 30, 2001

51,805

52

75,133

(90,313)

KEVCORP  SERVICES,  INC.

( Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - continued

Period  July 2, 1986 (Date of Inception) to June 30, 2004

Capital in

       Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Contribution to capital - expenses -

   related parties

-

-

3,228

-

Net operating loss for the year ended

   June 30, 2002

-

-

-

(1,528)

_______

_______

_______

_______

Balance June 30, 2002

51,805

52

78,361

(91,841)

Contribution to capital - expenses -

   related parties

-

-

2,510

-

Net operating loss for the year ended

   June 30, 2003

-

-

-

(2,510)

_______

_______

_______

_______

Balance June 30,  2003

51,805

52

80,871

(94,351)

Issuance of common stock for services

   at $.001 - September 2003

10,000

10

-

-

Contributions to capital - expenses -

    related parties

-

-

200

-

Cancellation of common stock - June 2004

(32,200)

(32)

32

-

Issuance of common stock for cash

   at $ .01 - June 2004

2,000,000

2,000

18,000

-

Issuance of common  stock for cash

   at $.10 - June 2004

500,000

500

49,500

-

Net operating loss for the year ended

   June 30,  2004

-

-

-

(2,939)

________

______

_______

_______

Balance June 30, 2004

2,529,605

$  2,530

$ 148,603

$ (97,290)

The accompanying notes are an integral part of these financial statements.

KEVCORP  SERVICES,  INC.

( Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2004 and 2003 and the

  Period  July 2, 1986 (Date of Inception) to June 30, 2004

June 30,

June 30,

July, 2, 1986 to

    2004

 2003

to June 30, 2004

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$    (2,939)

$ (2,510)

$ (97,290)

Adjustments to reconcile net loss to

net cash provided by operating activities

         Amortization of deposit - equipment lease

1,667

-

1,667

         Loss in investments

-

-

2,000

         Loss on failed merger

-

-

4,815

         Changes in accounts payable

14,568

-

27,996

     Issuance of capital stock for expenses

10

-

10,010

Contributions to capital - expenses

200

2,510

13,607

______

_____

_______

Net Cash From Operations

 13,506

         -

 (37,195)

CASH FLOWS FROM INVESTING

ACTIVITIES

         Cash deposited into escrow

(20,000)

-

(20,000)

Advance deposit on equipment lease

(40,000)

         -

 (60,000)

(60,000)

         -

(60,000)

CASH FLOWS FROM FINANCING

ACTIVITIES

Proceeds from issuance of common stock

70,000

-

120,701

______

_____

_______

Net Increase (Decrease) in Cash

23,506

-

23,506

Cash at Beginning of Period

           -

          -

         -

Cash at End of Period

$ 23,506

$          -

$23,506

SCHEDULE OF NONCASH OPERATING   ACTIVITIES

     Contribution to capital - expenses -  1988 to 2004

 13,607

     Issuance of 20,000 shares of common stock for services - related party - 1999

10,000

     Issuance of 10,000 shares of common stock for services - related party - 2004

     10

The accompanying notes are an integral part of these financial statements.

KEVCORP  SERVICES,  INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001 with the name of “Technical Solutions, Ltd.”  On July 3, 1989 the name was changed to “American Coal Corporation” and on June 22, 2004 to “Kevcorp Services, Inc”.

The company has been in the development stage since inception and has been engaged in the business of seeking mineral leases for potential development.  During 1990 the company abandoned its interest held in a subsidiary and its efforts to develop and operate mineral leases, and became inactive.  During June 2004 the Company entered the construction business, principally, in the excavation and landscaping services.

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

KEVCORP  SERVICES,  INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On June 30, 2004, the Company had net operating losses available for carry forward of $ 97,290. The use of any future tax benefit from the loss carryforward has not been determined because there was a substantial change in the stockholders of the Company.  The loss carry forwards expire starting in the year 2003 through 2024.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to the short term maturities.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized under the completed-contract method. The Company does not engage in long term contracts covering more than one year.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

KEVCORP  SERVICES,  INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2004

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director has acquired 79% of the outstanding capital stock and has made no interest, demand loans to the Company of $9,940. A former officer-director has made contributions to capital by the payment of Company expenses of $13,607 and has made no interest, demand loans to the Company of $13,056 and a no interest, demand note payable of $5,000.  The terms of the note include rights to convert the note to common capital stock of 5,000,000 shares at any time, at the option of the note holder, with the restriction that the conversion cannot result in a 10% or greater position resulting in an affiliate status or as joint owners of a 50% or greater majority position.

The Company leases construction equipment from its president, who is a majority stockholder, at fair market value.

An advance two year rental deposit of $40,000 was made in June 2004 and is being amortized over two years.

4.  2004 QUALIFIED STOCK OPTION PLAN

During June 2004 the Company established a qualified stock option plan in which up to 1,000,000 common shares may issued under the plan. The terms of the plan have not been established by the board of director’s and no options have been issued.