Form 10QSB
period 2004-09-30
KEVCORP SERVICES, INC.
filed 2004-11-12
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File number: 33-8067-NY

KEVCORP SERVICES, INC.

(Exact name of registrant as specified in charter)

Nevada                                      87-0618831

(State or other jurisdiction of            (I.R.S. Employer I.D. No.)

    incorporation or organization)

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

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date.

       Class                                     Outstanding as of September 30, 2004

   Common Stock, $0.001                                      2,529,605

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Kevcorp Services, Inc. at September 30, 2004 and June 30, 2004, and the statements of operations for the three months ended September 30, 2004 and 2003, and the cash flows for the three months ended September 30, 2004 and 2003, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

KEVCORP SERVICES, INC.

BALANCE SHEETS

September 30, 2004 and June 30, 2004

	Sept. 30,	June 30,
	2004	2004
ASSETS
CURRENT ASSETS
Cash	$ 2,885	$ 23,506
Accounts receivable	19,266	-
Advance deposit – equipment lease - current	20,004	20,004
Total Current Assets	42,155	43,510

OTHER ASSETS
Cash held in escrow	20,000	20,000
Advance deposit – equipment lease	13,328	18,329
	33,328	38,329
	$ 75,483	$ 81,839

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 15,273	$ 13,056
Accounts payable – related party	9,432	9,940
Notes payable	5,000	5,000
Total Current Liabilities	29,705	27,996

STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 2,529,605 shares issued and outstanding	2,530	2,530
Capital in excess of par value	148,603	148,603
Accumulated deficit	(105,355)	(97,290)
Total Stockholders' Equity (Deficiency)	45,778	53,843
	$ 75,483	$ 81,839

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003

	Three Months Ended
	Sept. 30,	Sept. 30,
	2004	2003
SALES	$ 82,997	$ -
COST OF SALES	69,270	-
	_________	_________
GROSS PROFIT	13,727	-

EXPENSES	21,792	2,225
	_________	_________
NET INCOME (LOSS)	$ (8,065)	$ (2,225)
	========	========
NET INCOME (LOSS) PER COMMON SHARE
Basic	$ .00	$ (.04)
	======	======
AVERAGE OUTSTANDING SHARES
Basic	2,529,605	61,805
	=======	======

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2004 and 2003

	Sept. 30, 2004	Sept. 30,2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (8,065)	$ (2,225)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of deposit – equipment lease	5,001	-
Increase in accounts receivable	(19,266)	-
Changes in accounts payable	1,709	-
Issuance of capital stock for expenses	-	10
Contribution to capital - expenses	-	2,215
	_________	_________
Net (Decrease) in Cash from Operations	(20,621)	-
	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
	_________	_________
Net Increase (Decrease) in Cash	(20,621)	-
Cash at Beginning of Period	23,506	-
	_________	_________
Cash at End of Period	$ 2,885	$ -
	========	========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital - expenses - 1988 through 2004		13,607
Issuance of 20,000 shares of common stock for services - related party – 1999 Issuance of 10,000 shares of common stock for service – related party – 2004		10,000 10

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

On September 30, 2004, the Company had net operating losses available for carry forward of $ 105,355. The use of any future tax benefit from the loss carryforward has not been determined because there was a substantial change in the stockholders of the Company.  The loss carry forwards expire starting in the year 2003 through 2024.

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director has acquired 79% of the outstanding capital stock and has made no interest, demand loans to the Company of $9,432. A former officer-director has made contributions to capital by the payment of Company expenses of $13,607 and has made no interest, demand loans to the Company of $12,723 and a no interest, demand note payable of $5,000.  The terms of the note include rights to convert the note to common capital stock of 5,000,000 shares at any time, at the option of the note holder, with the restriction that the conversion cannot result in a 10% or greater position resulting in an affiliate status or as joint owners of a 50% or greater majority position.

The Company leases construction equipment from its president, who is a majority stockholder, at fair market value.

An advance two year rental deposit of $40,000 was made in June 2004 and is being amortized over two years.

4.  2004 QUALIFIED STOCK OPTION PLAN

During June 2004 the Company established a qualified stock option plan in which up to 1,000,000 common shares may be issued under the plan. The terms of the plan have not been established by the board of director’s and no options have been issued.

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

Results of Operations

Revenues for the period ended September 30, 2004 were $82,997 compared to $0 revenues for period ended September 30, 2003. The increase in revenues was due to the excavations and landscaping services provided by the Company during the period. The services provided for the period ended September 30, 2004 resulted in a gross profit of $13,727 compared to $0 gross profit for the period ended September 30, 2003. General and administrative costs were $21,792 for the period compared to $2,225 for the same period in 2003. The increase in general and administrative costs was attributed to expenses associated with operating the Company’s business.

The Company realized a net loss of $8,065 for the period ended September 30, 2004 compared to a net loss of $2,225 for the period ended September 30, 2003. The net loss for the current period was due to an increase in cost of goods sold.

Net cash used by operations was $20,621 during the period ended September 30, 2004 compared to net cash provided by operations of $0 for the period ended September 30, 2003.  No cash was used or provided by investing or financing activities for the periods ending September 30, 2004 and 2003.

Liquidity and Capital Resources

Total assets of the Company at September 30, 2004 were $74,483 consisting of $2,885 in cash, $19,266 in accounts receivable, $20,000 in escrowed funds, and $33,328 in advance deposit for equipment lease. The Company does not own any property or equipment. Total liabilities at September 30, 2004 were $29,705 consisting of $15,273 in accounts payable, $9,432 in accounts payable to a related party, and $5,000 in notes payable. The related party accounts payable of $9,432 consists of compensation owned the President for labor provided for landscaping and excavation services. The note payable was issued to a shareholder for monies advanced to the Company for its expenses.

The Company’s cash requirements depend on numerous factors, including the fluctuation in the construction industry, need for additional capital equipment, and labor and materials costs. The Company expects to devote capital resources to develop and expand its operations. It will explore all available growth opportunities, including strategic alliances and potential acquisitions. It intends to fund its growth with a combination of cash flows from operations and cash raised through the sale of its common stock. The Company believes that cash on hand and cash provided by current operations will be sufficient to fund working capital needs, capital expenditures, and debt service for the next twelve months. In the event that cash flows are not sufficient to meet the Company’s working capital needs, it will be required to sell additional shares of its common stock, obtain a bank loan or line of credit, or obtain funding from private sources. It is not certain that these sources of financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None; not applicable.

ITEM 2.  CHANGES IN SECURITIES.

On June 24, 2004, the Company sold 500,000 common shares to accredited investors at $.10 per share generating $50,000. The shares were sold to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

On June 15, 2004, the Company sold 2,000,000 common shares to accredited investors at $.01 per share generating $20,000. The shares were sold to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

On June 15, 2004, shareholders of the Company voluntarily submitted 32,200 common shares to the Company’s transfer agent for cancellation.

On September 12, 2003, the Company issued 10,000 common shares to the former sole officer and director as consideration for services rendered.  The shares were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

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

KEVCORP SERVICES, INC.

Date: November 12, 2004

By: /s/ Kevin Kirch

Kevin Kirch, President