Form 10QSB
period 2004-12-31
KEVCORP SERVICES, INC.
filed 2005-02-14
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File number: 33-8067-NY

KEVCORP SERVICES, INC.

(Exact name of registrant as specified in charter)

Nevada                                      87-0618831

(State or other jurisdiction of            (I.R.S. Employer I.D. No.)

    incorporation or organization)

11247 Alta Peak Road, South Jordan, UT 84095

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

       Class                                     Outstanding as of December 31, 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Kevcorp Services, Inc. at December 31, 2004 and June 30, 2004, and the statements of operations for the three and six months ended December 31, 2004 and 2003, and the cash flows for the six months ended December 31, 2004 and 2003, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

KEVCORP SERVICES, INC.

BALANCE SHEETS

December 31, 2004 and June 30, 2004

	Dec. 31,	June 30,
	2004	2004
ASSETS
CURRENT ASSETS
Cash	$ 6,807	$ 23,506
Advance deposit – equipment lease - current	20,004	20,004
Total Current Assets	26,811	43,510

OTHER ASSETS
Cash held in escrow	20,000	20,000
Advance deposit – equipment lease	8,327	18,329
	28,327	38,329
	$ 55,138	$ 81,839
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 13,158	$ 13,056
Accounts payable – related party	9,432	9,940
Notes payable	5,000	5,000
Total Current Liabilities	27,590	27,996
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 2,529,605 shares issued and outstanding	2,530	2,530
Capital in excess of par value	148,603	148,603
Accumulated deficit	(123,585)	(97,290)
Total Stockholders' Equity (Deficiency)	27,548	53,843
	$ 55,138	$ 81,839

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2004 and 2003

	Three Months Ended		Six Months Ended
	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2004	2003	2004	2003
SALES	$ 3,994	$ -	$ 86,991	$ -
COST OF SALES	20,600	-	89,870	-
	_________	_________	_________	_________
Gross Profit	(16,606)	-	(2,879)	-

EXPENSES	1,623	-	23,416	2,225
	_________	_________	_________	_________
NET LOSS	$ (18,229)	$ -	$ (26,295)	$ (2,225)
	========	========	========	========
NET LOSS PER COMMON SHARE
Basic	$ (.01)	$ -	$ (.01)	$ (.04)
	======	======	======	======
AVERAGE OUTSTANDING SHARES
Basic	2,529,605	61,805	2,529,605	61,805
	======	======	======	======

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2004 and 2003

	Dec. 31, 2004	Dec. 31,2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (26,295)	$ (2,225)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of deposit – equipment lease	10,002	-
Changes in accounts payable	(406)	-
Issuance of capital stock for expenses	-	10
Contribution to capital - expenses	-	2,215
	_________	_________
Net (Decrease) in Cash from Operations	(16,698)	-
	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
	_________	_________
Net Increase (Decrease) in Cash	(16,699)	-
Cash at Beginning of Period	23,506	-
	_________	_________
Cash at End of Period	$ 6,807	$ -
	========	========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital - expenses - 1988 through 2004		13,607
Issuance of 20,000 shares of common stock for services - related party – 1999 Issuance of 10,000 shares of common stock for service – related party – 2004		10,000 10

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

December 31, 2004

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

On December 31, 2004, the Company had net operating losses available for carry forward of $ 123.585. The use of any future tax benefit from the loss carryforward has not been determined because there was a substantial change in the stockholders of the Company.  The loss carry forwards expire starting in the year 2003 through 2024.

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

December 31, 2004

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director has acquired 79% of the outstanding capital stock and has made no interest, demand loans to the Company of $9,432. A former officer-director has made contributions to capital by the payment of Company expenses of $13,607 and has made no interest, demand loan to the Company of $12,723 and holds a no interest, demand note payable from the Company of $5,000.  The terms of the note include rights to convert the note to common capital stock of 5,000,000 shares at any time, at the option of the note holder, with the restriction that the conversion cannot result in a 10% or greater position resulting in an affiliate status or as joint owners of a 50% or greater majority position.

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

Results of Operations

Revenues for the period ended December 31, 2004 were $86,991 compared to $0 revenues for period ended December 31, 2003. The increase in revenues was due to excavation, landscaping and street sweeping services provided by the Company during the period. The services provided for the period ended December 31, 2004 resulted in a gross loss of $2,879 compared to $0 gross profit for the period ended December 31, 2003. The loss in gross profit resulted from the seasonal slow down during the holidays and early winter weather. General and administrative costs were $23,416 for the period compared to $2,225 for the same period in 2003. The increase in general and administrative costs was attributed to expenses associated with operating the Company’s business.

The Company realized a net loss of $26,295 for the period ended December 31, 2004 compared to a net loss of $2,225 for the period ended December 31, 2003. The net loss for the current period was due to an increase in cost of goods sold and the increase cost to run the Company’s operations.

Net cash used by operations was $16,699 during the period ended December 31, 2004 compared to net cash provided by operations of $0 for the period ended December 31, 2003.  No cash was used or provided by investing or financing activities for the periods ending December 31, 2004 and 2003.

Liquidity and Capital Resources

Total assets of the Company at December 31, 2004 were $55,138 consisting of $6,807 in cash, $20,000 in escrowed funds, and $28,331 in advance deposit for equipment lease. The Company does not own any property or equipment. Total liabilities at December 31, 2004 were $27,590 consisting of $13,158 in accounts payable, $9,432 in accounts payable to a related party, and $5,000 in notes payable. The related party accounts payable of $9,432 consists of compensation owned the President for labor provided for landscaping and excavation services. The note payable was issued to a shareholder for monies advanced to the Company for its expenses.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None; not applicable.

ITEM 2.  CHANGES IN SECURITIES.

On June 24, 2004, the Company sold 500,000 common shares to five accredited investors at $.10 per share generating $50,000. The shares were sold to the accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

On June 15, 2004, the Company sold 2,000,000 common shares to two accredited investors at $.01 per share generating $20,000. The shares were sold to the accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

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

Date: February 14, 2005

By: /s/ Kevin Kirch

Kevin Kirch, President