Form 10QSB
period 2005-03-31
KEVCORP SERVICES, INC.
filed 2005-05-09
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date.

       Class                                     Outstanding as of March 31, 2005

   Common Stock, $0.001                                      25,296,050

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Kevcorp Services, Inc. at March 31, 2005 and June 30, 2004, and the statements of operations for the three and nine months ended March 31, 2005 and 2004, and the cash flows for the nine months ended March 31, 2005 and 2004, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

KEVCORP SERVICES, INC.

BALANCE SHEETS

March 31, 2005 and June 30, 2004

	March 31,	June 30,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$ 4,540	$ 23,506
Advance deposit – equipment lease - current	20,004	20,004
Total Current Assets	24,544	43,510

OTHER ASSETS
Cash held in escrow	20,000	20,000
Advance deposit – equipment lease	3,326	18,329
	23,326	38,329
	$ 47,870	$ 81,839
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 12,723	$ 13,056
Accounts payable – related party	9,432	9,940
Notes payable	5,000	5,000
Total Current Liabilities	27,155	27,996
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 25,296,050 shares issued and outstanding	25,296	25,296
Capital in excess of par value	125,837	125,837
Accumulated deficit	(130,418)	(97,290)
Total Stockholders' Equity (Deficiency)	20,715	53,843
	$ 47,870	$ 81,839

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2005 and 2004

	Three Months Ended		Nine Months Ended
	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2005	2004	2005	2004
SALES	$ 6,995	$ -	$ 93,986	$ -
COST OF SALES	10,086	-	99,956	-
	_________	_________	_________	_________
Gross Profit	(3,091)	-	(5,970)	-

EXPENSES	3,742	425	27,158	2,650
	_________	_________	_________	_________
NET LOSS	$ (6,833)	$ (425)	$ (33,128)	$ (2,650)
	========	========	========	========
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ (.01)	$ -
	======	======	======	======
AVERAGE OUTSTANDING SHARES
Basic	25,296,050	618,050	25,296,050	618,050
	========	========	========	========

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 31, 2005 and 2004

	Mar. 31, 2005	Mar. 31,2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (33,128)	$ (2,650)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of deposit – equipment lease	15,003	-
Changes in accounts payable	(841)	-
Issuance of capital stock for expenses	-	10
Contribution to capital – expenses	-	2,640
	_________	_________
Net (Decrease) in Cash from Operations	(18,966)	-
	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
	_________	_________
Net Increase (Decrease) in Cash	(18,966)	-
Cash at Beginning of Period	23,506	-
	_________	_________
Cash at End of Period	$ 4,540	$ -
	========	========
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital - expenses - 1988 through 2005		13,607
Issuance of 200,000 shares of common stock for services - related party – 1999 Issuance of 100,000 shares of common stock for service – related party – 2004		10,000 10

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

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

On March 7, 2005, the Company effected a 10 for 1 forward split of its common stock.  This report has been prepared showing post-split shares from inception.

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

March 31, 2005

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

On March 31, 2005, the Company had net operating losses available for carry forward of $130,418. The use of any future tax benefit from the loss carryforward has not been determined because there was a substantial change in the stockholders of the Company.  The loss carry forwards expire starting in the year 2003 through 2024.

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

March 31, 2005

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

Results of Operations

Three Month Periods Ended March 31, 2005 and 2004

Revenues for the three months ended March 31, 2005 were $6,995 compared to $0 revenues for three months ended March 31, 2004. The increase in revenues was due to excavation, landscaping and street sweeping services provided by the Company during the period. The Cost of Goods Sold for the three months ended March 31, 2005 were $10,086 compared to $0 for the three months ended March 31, 2004. The services provided for the three months ended March 31, 2005 resulted in a gross loss of $3,091 compared to $0 gross loss for the three months ended March 31, 2004. The loss in gross profit resulted from the normal seasonal slowing due to inclement weather. General and administrative costs were $3,742 for the three months ended March 31, 2005 compared to $425 for the same period in 2004. The increase in general and administrative costs was attributed to expenses associated with operating the Company’s business.

The Company realized a net loss of $6,833 for the three months ended March 31, 2005 compared to a net loss of $425 for the three months ended March 31, 2004. The net loss for the current period was due to an increase in cost of goods sold and the increased cost to run the Company’s operations.

Nine Month Periods Ended March 31, 2005 and 2004

Revenues for the nine months ended March 31, 2005 were $93,986 compared to $0 revenues for nine months ended March 31, 2004. The increase in revenues was due to excavation, landscaping and street sweeping services provided by the Company during the period. The Cost of Goods Sold for the nine months ended March 31, 2005 were $99,956 compared to $0 for the nine months ended March 31, 2004. The services provided for the nine months ended March 31, 2005 resulted in a gross loss of $5,970 compared to $0 gross loss for the nine months ended March 31, 2004. The loss in gross profit resulted from the normal seasonal slowing due to inclement weather. General and administrative costs were $27,158 for the nine months ended March 31, 2005 compared to $2,650 for the same period in 2004. The increase in general and administrative costs was attributed to expenses associated with operating the Company’s business.

The Company realized a net loss of $33,128 for the nine months ended March 31, 2005 compared to a net loss of $2,650 for the nine months ended March 31, 2004. The net loss for the current period was due to an increase in cost of goods sold and the increased cost to run the Company’s operations.

Net cash used by operations was $18,966 during the nine months ended March 31, 2005 compared to net cash provided by operations of $0 for the nine months ended March 31, 2004.  No cash was used or provided by investing or financing activities for the nine months ending March 31, 2005 and 2004.

Liquidity and Capital Resources

Total assets of the Company at March 31, 2005 were $47,870 consisting of $4,540 in cash, $20,000 in escrowed funds, and $23,330 in advance deposit for equipment lease. The Company does not own any property or equipment. Total liabilities at March 31, 2005 were $27,155 consisting of $12,723 in accounts payable, $9,432 in accounts payable to a related party, and $5,000 in notes payable. The related party accounts payable of $9,432 consists of compensation owned the President for labor provided for landscaping and excavation services. The note payable was issued to a shareholder for monies advanced to the Company for its expenses.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None; not applicable.

ITEM 2.  CHANGES IN SECURITIES.

On March 7, 2005, the Company effected a 10 for 1 forward split of its common stock.  This report has been prepared showing post-split shares from inception.

On June 24, 2004, the Company sold 5,000,000 post-split common shares to five accredited investors generating $50,000. The shares were sold to the accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

On June 15, 2004, the Company sold 20,000,000 post-split common shares to two accredited investors generating $20,000. The shares were sold to the accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

On June 15, 2004, shareholders of the Company voluntarily submitted 322,000 post-split common shares to the Company’s transfer agent for cancellation.

On September 12, 2003, the Company issued 100,000 post-split common shares to the former sole officer and director as consideration for services rendered.  The shares were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

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

2

(32.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEVCORP SERVICES, INC.

Date: May 9, 2005

By: /s/ Kevin Kirch

Kevin Kirch, President