Form 10KSB
period 2005-06-30
KEVCORP SERVICES, INC.
filed 2005-09-28
CIK 799194

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

 FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2005

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

Securities registered pursuant to sections 12 (g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X]   No [ ]   (2)  Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenue for its most recent fiscal year: $ 107,986

At September 26, 2005, the aggregate market value of the voting stock of Kevcorp Services, Inc. held by nonaffiliates of the Company was $539,605.

As of June 30, 2005, the registrant had 25,296,050 shares of common stock issued and outstanding.

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

On March 7, 2005 the Company effected a ten for one forward split of its common stock.

Overview

The Company was originally incorporated to develop and operate mineral leases. In 1990 this objective was abandoned and the Company focused its interests in finding a merger or acquisition candidate. In 1998 the Company acquired US Jet, Inc. an air-freight company based out of Wyoming. In 1999 the Company rescinded the transaction and continued to pursue another acquisition candidate.

In June 2004, Kevin Kirch acquired control of the Company through the purchase of a majority of the Company’s common stock. He was then appointed as the sole director, president, secretary and treasurer. Under Mr. Kirch’s direction the Company immediately began providing excavation and landscaping services. The excavation services are primarily comprised of digging foundations for new home construction; while the landscaping services are provided to new and existing homes. The Company’s clientele are contractors and developers of large subdivisions as well as with individual homeowners.

The Company leases its heavy equipment from Mr. Kirch. He carries liability insurance which is included in the lease payment.

Seasonality

The Company expects to experience some slow down due to bad weather during the winter months. This slow down is minimized by utilizing the heavy equipment to move snow from the job site in order to dig foundations or place landscaping rocks.

Competition

While the construction industry is highly competitive, the Company believes that its services will be sought for its reputation for quality, timeliness, and price. Many of the Company’s competitors are larger, better known and have greater marketing and financial resources. These factors work in the Company’s favor since it does not have the large overhead that those competitors carry; thus, it can bid out its services below the competition.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

Office Space

The Company has not had a need to rent office space. On officer/director is allowing the Company to use his address, as needed, at no expense to the Company. The Company does not own any property.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past five years there has been no established trading market for the Company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2005, the Company had 178 shareholders.

Subsequent to the date of this report the Company received a symbol on the Over The Counter Bulletin Board of “KVSV.” Since receiving the symbol there has been nominal activity. The stock is currently quoted at a $.10.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues for the year ended June 30, 2005 were $107,986 compared to $13,000 revenues for year ended June 30, 2004. The increase in revenues was due to the excavation and landscaping services provided by the Company. The services provided during the year ended June 30, 2005 resulted in a gross loss of $5,266 compared to $1,393 gross profit for the year ended June 30, 2004. General and administrative costs were $35,372 in 2005 compared to $4,332 in 2004. The increase in general and administrative costs was attributed to attorney and accountant fees, plus normal and ordinary costs necessary to continue the Company’s operations.

The Company incurred a net loss before other income of $40,638 for the year ended June 30, 2005 compared to a net loss before other income of $2,939 for the year ended June 30, 2004. In June 2005 a related party forgave $9,432 in debt resulting in a total net loss of $31,205. The total net loss for the year ended June 30, 2004 was $2,939.

Net cash used by operations was $19,649 during the year ended June 30, 2005 compared to net cash provided by operations of $13,506 for the year ended June 30, 2004.  Net cash provided for investing activities was $20,000 during the year ended June 30, 2005 compared to $60,000 used for investing activities for the year ended June 30, 2004.  Net cash provided by financing activities was $0 for the year ended June 30, 2005 compared to $70,000 for the year ended June 30, 2004.

Liquidity and Capital Resources

Total assets of the Company at June 30, 2005 were $42,186 consisting of $23,857 in cash, and $18,329 in prepaid expenses. The Company does not own any property or equipment. Total liabilities at June 30, 2005 were $19,549 consisting of $14,549 in accounts payable, and $5,000 in notes payable. Subsequent to the date of this report $12,723 in accounts payable and $5,000 in notes payable were paid from fund previously escrowed for this purpose.

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

ITEM 8B. OTHER INFORMATION

There are no other disclosures.  All information that was required to be disclosed in a Form 8-K during the year ended June 30, 2005 has been disclosed.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth as of June 30, 2005, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director and/or Officer Since
Kevin Kirch	45	President, Secretary, Treasurer and Director	Since June, 2004 to Present
Blaze Lindquist	22	Vice President	Since June, 2004 to Present

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

ITEM 10.  EXECUTIVE COMPENSATION

There was no compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 2005, 2004, and 2003.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2005, the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name of Person or Group	Nature of Ownership (1)	Number of Shares Owned	Percent
Officers and Directors and Principal Shareholders:
Kevin Kirch	Direct	19,900,000	79%
Blaze Lindquist		0	0%
All Officers and Directors as a Group (2 people)		19,900,000	79%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

The Company leases its heavy equipment from its president at a rate of $40,000 for a two year term. The Company’s President had previously accrued labor expenses for services provided to the Company in the amount of $9,432. During the year ended June 30, 2005, he forgave this debt and contributed this amount to capital.

There have been no other material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any  director or executive officer, or any securities holder who is  known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of  the immediate family of any of the foregoing persons, has an interest.

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

None.

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

3(i)

Restated Articles of Incorporation

See Note (1)

2

3(i)

Articles of Amendment to the Articles of Incorporation

See Note (1)

3

3(i)

Articles of Amendment to the Articles of Incorporation

See Note (2)

4

3(ii)

Restated By-Laws

See Note (1)

5

2

Agreement and Plan of Merger

See Note (1)

6

99.1

Code of Ethics

See Note (4)

7

99.2

Default Judgment for Rescission

See Note (3)

8

31.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

9

32.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002

Attached

Note (1) Filed as an Exhibit on Form 8-K which was filed September 16, 1998, is incorporated herein by reference.

Note (2) Filed as an Exhibit on Form 10-KSB/A which was filed March 23, 2004, is incorporated herein by reference.

Note (3) Filed as an Exhibit on Form 8-K which was filed October 8, 1999, is incorporated herein by reference.

Note (4) Filed as an Exhibit on Form 10-KSB which was filed September 24, 2004, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees.

The Company was billed the following amounts for its fiscal years 2004 and 2005, for professional services rendered by its principal accountant for the audits of the Company=s annual financial statements and for reviews of the Company=s quarterly financial statements:

2004:

$ 3,390

2005:

$ 3,825

(2) Audit-Related Fees.

The Company was billed the following amounts for its fiscal years 2004 and 2005, for assurance and related services by the Company=s principal accountant that are reasonably related to the performance of the audits or reviews of the Company=s financial statements not otherwise reported under Item 14(1), above:

2004:

$ 0

2005:

$ 0

(3) Tax Fees

The Company was billed the following amounts for its fiscal years 2004 and 2005, for professional services rendered by its principal accountant for tax compliance, tax advice, and tax planning:

2004:

$ 0

2005:

$ 0

(4) All Other Fees.

The Company was billed the following amounts for its fiscal years 2004 and 2005, for professional services rendered by its principal accountant for all other fees not otherwise reported under Item 14(1), (2) or (3), above

(5) Audit Committee Policies and Procedures.

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

Date: September 28, 2005

By:  /s/ Kevin Kirch

Kevin Kirch, President, Secretary and Director

MADSEN & ASSOCIATES, CPA=s Inc.                                             684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants                                   Murray, Utah 84107

Telephone 801 268-2632

Fax 801-262-3978

Board of Directors

Kevcorp Services, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance  sheet of  Kevcorp Services, Inc. (development stage company) at June 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the  years ended June 30, 2005  and 2004,  and the period July 2, 1986 (date of inception) to June 30, 2005.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kevcorp Services, Inc. at June 30, 2005,  and the results of  operations, and  cash flows for the  years ended June 30, 2005 and 2004, and the period July 2,  1986 to June  30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah

September 26, 2005                                                         /s/ Madsen & Associates, CPA’s Inc.

KEVCORP  SERVICES,  INC.

(Development Stage Company)

BALANCE SHEET

  June 30, 2005

ASSETS

CURRENT ASSETS

    Cash

$ 23,857

    Advance deposit - equipment lease - current

18,329

Total Current Assets

$ 42,186

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable

$ 14,549

    Note payable

  5,000

Total Current Liabilities

 19,549

STOCKHOLDERS'  DEFICIENCY

Common stock

        300,000,000 shares authorized, at $0.001 par value,

        25,296,050 shares issued and outstanding

25,296

    Capital in excess of par value

125,837

    Deficit accumulated during the development stage

(128,496)

Total Stockholders' Equity

    22,637

$     42,186

The accompanying notes are an integral part of these financial statements.

KEVCORP  SERVICES,  INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2005  and 2004

and the Period July 2, 1986 (Date of Inception) to June 30, 2005

July 2, 1986

June 30,

June 30,

to June 30,

2005

2004

2005

SALES

$ 107,986

$  13,000

$ 2,971,548

COST OF SALES

             113,252

11,607

2,543,507

    Gross Profit (Loss)

(5,266)

1,393

428,041

EXPENSES

  35,372

  4,332

565,969

NET LOSS – before other income

(40,638)

(2,939)

(137,928)

Forgiveness of debt – related party

   9,432

         -

     9,432

NET LOSS

$ (31,206)

$ (2,939)

$ (128,496)

NET LOSS PER COMMON SHARE

       Basic and diluted

$      -

$      -

AVERAGE OUTSTANDING  SHARES

       Basic

- stated in 1,000’s

25,296

25,296

The accompanying notes are an integral part of these financial statements.

KEVCORP  SERVICES,  INC.

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 2, 1986 (Date of Inception) to June 30, 2005

Capital in

       Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Balance July 2, 1986 (date of inception)

-

$        -

$        -

$        -

Issuance of common stock for cash at $17.65 -

3,400

3

5,997

-

 1986

Issuance of common stock for cash at

$1,241.69 net of issuance costs - 1987

360

-

44,701

-

Net operating income for the period

    ended June 30, 1987

-

-

-

331

Issuance of common stock for all of the

   outstanding stock of American Coal

   Corporation - pre merger- value

   unknown - 1987

660

1

(1)

-

Contribution to capital - expenses - 1988

-

-

5,000

-

Net operating loss for the year

     ended June 30, 1988

    -

-

-

(48,949)

Issuance of common stock for all of the

    outstanding stock of King Koals, Inc.-

     at $23.81 - 1989

840

1

1,999

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

312,790

313

4,502

-

Net operating loss for year ended

    June 30, 1999

-

-

-

(8,315)

Issuance of common stock for services

   at $.50  - October 21, 1999

200,000

200

9,800

-

Net operating loss for the year ended

    June 30, 2000

-

-

-

(12,080)

Contribution to capital - expenses -

   related parties

-

-

2,669

-

Net operating loss for the year ended

   June 30, 2001

-

-

-

(2,869)

_______

_______

_______

________

Balance June 30, 2001

518,050

518

74,667

(90,313)

KEVCORP  SERVICES,  INC.

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - continued

Period  July 2, 1986 (Date of Inception) to June 30, 2005

Capital in

       Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Contribution to capital - expenses -

   related parties

-

-

3,228

-

Net operating loss for the year ended

   June 30, 2002

-

-

-

(1,528)

Contribution to capital - expenses -

   related parties

-

-

2,510

-

Net operating loss for the year ended

   June 30, 2003

-

-

-

(2,510)

Issuance of common stock for services -

   September 2003

100,000

100

(90)

Contributions to capital - expenses -

    related parties

-

-

200

-

Cancellation of common stock - June 2004

(322,000)

(322)

322

-

Issuance of common stock for cash -

   June 2004

20,000,000

20,000

-

-

Issuance of common stock for cash -

   June 2004

5,000,000

5,000

45,000

-

Net operating loss for the year ended

   June 30, 2004

-

-

-

(2,939)

________

______

_______

_______

Balance June 30, 2004

25,296,050

25,296

125,837

 (97,290)

Net operating loss for the year ended

   June 30, 2005

-

-

-

(31,206)

________

______

_______

_______

Balance June 30, 2005

25,296,050

$  25,296

$ 125,837

$ (128,496)

The accompanying notes are an integral part of these financial statements.

KEVCORP  SERVICES,  INC.

(Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2005 and 2004 and

Period July 2, 1986 (Date of Inception) to June 30, 2005

_________________________________________________________________________________________________________

June 30,

June 30,

July 2, 1986

    2005

 2004

to June 30, 2005

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$    (31,206)

$ (2,939)

$ (128,496)

Adjustments to reconcile net loss to

net cash provided by operating activities

   Forgiveness of debt

(9,432)

-

(9,432)

       Amortization of deposit - equipment lease

20,004

1,667

21,671

       Loss in investments

-

-

2,000

       Loss on failed merger

-

-

4,815

       Changes in accounts payable

985

14,568

29,981

  Issuance of capital stock for expenses

-

10

10,010

  Contributions to capital - expenses

-

2,000

13,607

______

_____

______

Net Cash From Operations

 (19,649)

 13,506

(56,844)

CASH FLOWS FROM INVESTING

ACTIVITIES

         Cash deposited into escrow

20,000

(20,000)

-

Advance deposit on equipment lease

            -

(40,000)

(40,000)

20,000

(60,000)

(40,000)

CASH FLOWS FROM FINANCING

ACTIVITIES

Proceeds from issuance of common stock

-

70,000

120,701

______

_____

_______

Net Increase (Decrease) in Cash

(19,649)

23,506

23,857

Cash at Beginning of Period

 23,506

          -

             -

Cash at End of Period

$ 3,857

$ 23,506

$   23,857

SCHEDULE OF NONCASH OPERATING   ACTIVITIES

     Contribution to capital - expenses -  1988 to 2005

 13,607

     Issuance of 200,000 shares of common stock for services - related party - 1999

10,000

     Issuance of 100,000 shares of common stock for services - related party - 2004

     100

The accompanying notes are an integral part of these financial statements.

KEVCORP  SERVICES,  INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on July 2, 1986 with authorized common stock of 300,000,000 shares at a par value of $.001 with the name of “Technical Solutions, Ltd.”  On July 3, 1989 the name was changed to “American Coal Corporation” and on June 22, 2004 to “Kevcorp Services, Inc”.

The company has been in the development stage since inception and had been engaged in the business of seeking mineral leases for potential development.  During 1990 the company abandoned its interest held in a subsidiary and its efforts to develop and operate mineral leases, and became inactive.  During June 2004 the Company entered the construction business, principally, in the excavation and landscaping services.

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

KEVCORP  SERVICES,  INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

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

On June 30, 2005, the Company had net operating losses available for carry forward of $128,4962. The use of any future tax benefit from the loss carryforward has not been determined because there was a substantial change in the stockholders of the Company.  The loss carry forwards expire starting in the year 2003 through 2024.

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

KEVCORP  SERVICES,  INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director has acquired 79% of the outstanding capital stock. A former officer-director has made contributions to capital by the payment of Company expenses of $13,607 and has made no interest, demand loans to the Company of $12,723 and a no interest, demand note payable of $5,000.  The terms of the note include rights to convert the note to common capital stock of 5,000,000 shares at any time, at the option of the note holder, with the restriction that the conversion cannot result in a 10% or greater position resulting in an affiliate status or as joint owners of a 50% or greater majority position.

On August 23, 2005 (subsequent to June 30, 2005) the Company paid the $12,723 and $5,000 in accounts payable.

The Company leases construction equipment from its president, who is a majority stockholder, at fair market value.

An advance rental of $40,000 was paid in June 2004 on the equipment and is being amortized over two years. The unamortized balance on June 30, 2005 was $18,329.

4.  2004 QUALIFIED STOCK OPTION PLAN

During June 2004 the Company established a qualified stock option plan in which up to 1,000,000 common shares may issued under the plan. The terms of the plan have not been established by the board of director’s and no options have been issued.

5.

  CAPITAL STOCK

On March 7, 2005 the Company completed a forward stock split of 10 shares for each outstanding share. This report has been prepared showing post split shares from inception.

20