Form 10QSB
period 2005-09-30
KEVCORP SERVICES, INC.
filed 2005-11-01
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

       Class                                     Outstanding as of September 30, 2005

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Kevcorp Services, Inc. at September 30, 2005 and June 30, 2005, and the statements of operations for the three months ended September 30, 2005 and 2004, and the cash flows for the three months ended September 30, 2005 and 2004, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

KEVCORP SERVICES, INC.

BALANCE SHEETS

September 30, 2005 and June 30, 2005

	Sept. 30,	June 30,
	2005	2005
ASSETS
CURRENT ASSETS
Cash	$ 1,147	$ 23,857
Advance deposit – equipment lease - current	13,328	18,329
Total Current Assets	14,475	42,186

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 5,451	$ 14,549
Notes payable	-	5,000
Total Current Liabilities	5,451	19,549
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $0.001 par value; 25,296,050 shares issued and outstanding	25,296	25,296
Capital in excess of par value	125,837	125,837
Accumulated deficit	(142,109)	(128,496)
Total Stockholders' Equity (Deficiency)	9,024	22,637
	$14,475	$ 42,186

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2005 and 2004

	Three Months Ended
	Sept. 31,	Sept. 31,
	2005	2004
SALES	$ 15,500	$ 82,997
COST OF SALES	10,436	69,270

Gross Profit	5,064	13,727

EXPENSES	18,677	21,792

NET LOSS	$ (13,613)	$ (8,065)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -

AVERAGE OUTSTANDING SHARES
Basic	25,296,050	25,296,050

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2005 and 2004

	Sept. 30, 2005	Sept. 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (13,613)	$ (8,065)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of deposit – equipment lease	5,001	5,001
(Increase) in accounts receivable	-	(19,266)
Increase (decrease) in accounts payable	(14,098)	1,709

Net (Decrease) in Cash from Operations	(22,710)	(20,621)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-

Net Increase (Decrease) in Cash	(22,710)	(20,621)
Cash at Beginning of Period	23,857	23,506

Cash at End of Period	$ 1,147	$ 2,885

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital - expenses - 1988 through 2005		13,607
Issuance of 200,000 shares of common stock for services - related party – 1999 Issuance of 100,000 shares of common stock for service – related party – 2004		10,000 10

The accompanying notes are an integral part of these financial statements.

KEVCORP SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

September 30, 2005

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

On September 30, 2005, the Company had net operating losses available for carry forward of $142,109. The use of any future tax benefit from the loss carryforward has not been determined because there was a substantial change in the stockholders of the Company.  The loss carry forwards expire starting in the year 2003 through 2024.

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

September 30, 2005

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

On August 23, 2005 the Company paid the $12,723 and $5,000 in accounts payable.

The Company leases construction equipment from its president, who is a majority stockholder, at fair market value.

An advance rental of $40,000 was paid in June 2004 on the equipment and is being amortized over two years. The unamortized balance on September 30, 2005 was $13,328.

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

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Results of Operations

Three Month Periods Ended September 30, 2005 and 2004

Revenues for the three months ended September 30, 2005 were $15,500 compared to $82,997 revenues for three months ended September 30, 2004. The decrease in revenues was due to reduced demand for excavation, landscaping and street sweeping services provided by the Company during the period. The Cost of Goods Sold for the three months ended September 30, 2005 were $10,436 compared to $69,270 for the three months ended September 30, 2004. The services provided for the three months ended September 30, 2005 resulted in a gross profit of $5,064 compared to a gross profit of $13,727 for the three months ended September 30, 2004. General and administrative costs were $18,677 for the three months ended September 30, 2005 compared to $21,792 for the same period in 2004. The decrease in general and administrative costs was attributed to reduction in expenses associated with operating the Company’s business.

The Company realized a net loss of $13,613 for the three months ended September 30, 2005 compared to a net loss of $8,065 for the three months ended September 30, 2004. The net loss for the current period was due to a decrease in demand for the Company’s services in additional to the normal recurring costs necessary to run the Company’s business.

Liquidity and Capital Resources

Total assets of the Company at September 30, 2005 were $14,475 consisting of $1,147 in cash, and $13,328 in advance deposit for equipment lease. The Company does not own any property or equipment. Total liabilities at September 30, 2005 were $5,451 in accounts payable.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None; not applicable.

ITEM 5.   OTHER INFORMATION.

Subsequent to the date of this report on October 28, 2005, the Company entered into an Agreement and Plan of Reorganization with American Hyperbaric, Inc., (“AHI”), a copy of which is attached to this quarterly report as an exhibit.  The terms of the Agreement require the Company to issue approximately 141,000,000 restricted shares of its common stock to AHI in exchange for all of the issued and outstanding common stock of AHI, making AHI a wholly owned subsidiary of the Company.  Conditions to closing the transaction include the cancellation of 16,296,050 currently issued and outstanding shares of the Company and the payment of all liabilities incurred prior to closing.  Dr. Phil Forman, John DeNobile and Dr. John Capotorto will be appointed to the Board of Directors and Kevin Kirch will resign as a director and officer of the Company.  Pending due diligence review, the parties anticipate closing the transaction on or before December 1, 2005.

American Hyperbaric, Inc. develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALINGSM” (TCFWH) throughout the country. These centers include the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. AHI can be contracted to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.  Hyperbaric medicine and wound care services are reimbursed by all major third party payors.  The AHI offers unique professional services in an area with the potential for extensive growth when considering today’s increasing diabetic and elderly patient population.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

10

Agreement and Plan of Reorganization dated

October 28, 2005 with American Hyperbaric, Inc.

Attached

2

31.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

3

2.1

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

Date: November 1, 2005

By: /s/ Kevin Kirch

Kevin Kirch, President