Form 10QSB
period 2005-12-31
Center for Wound Healing, Inc.
filed 2006-02-21
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 33-8067-NY

THE CENTER FOR WOUND HEALING, INC.

(Name of small business issuer in its charter)

Nevada	87-0618831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 501,

Edison, NJ 08837

(Address and telephone number of principal executive offices)

732-661-2050

(Issuer’s telephone number)

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 21, 2006, the issuer had 15,000,000 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2005

(Unaudited)

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

For the six months ended December 31, 2005

(Unaudited)

ASSETS
CURRENT ASSETS:
Cash in bank	$1,003,130
Accounts receivable, net of allowance for doubtful accounts of $751,927	3,125,674
Prepaid expenses and other current assets	5,430
Due from affiliates	596,120

Total Current Assets	4,730,354

Property and Equipment, net	2,501,688
Investment in unconsolidated affiliates	58,575

TOTAL ASSETS	$7,290,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$179,359
Current maturities of capital leases	764,193
Accrued officers salaries	32,500
Due to affiliates	161,496

Total Current Liabilities	1,137,547

Capital lease obligations, net of current maturities	699,548
Minority interest in Consolidated Subsidiaries	717,417

TOTAL LIABILITIES	2,554,512

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized;15,000,000 shares issued and outstanding	15,000
Additional paid-in capital	5,998,360
(Accumulated deficit)	(1,277,255)

TOTAL STOCKHOLDERS’ EQUITY	4,736,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,290,617

See notes to consolidated financial statements

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31, 2005	For the Three Months Ended December 31, 2005
	(Unaudited)	(Unaudited)
REVENUES
Treatment fees	$2,286,148	$1,393,706

	2,286,148	1,393,706

OPERATING EXPENSES
Cost of services	1,275,521	542,957
Sales and marketing	24,945	19,954
General and administration	237,434	140,772
Depreciation and amortization	153,626	104,189
Management fee	532,500	352,500
Bad debt expense	542,397	504,197

TOTAL OPERATING EXPENSES	2,766,423	1,664,569

OPERATING (LOSS) INCOME	(480,275)	(270,863)

OTHER INCOME (EXPENSE)
Interest (expense)	(414,848)	(39,783)
Rental fees- affiliate	45,000	22,500
Minority interest in net income (loss) of consolidated subsidiaries	(27,678)	2,197
Equity in net loss of unconsolidated affiliates	(6,425)	(6,425)
Loss on disposal of assets	(22,345)	(22,345)

	(426,296)	(43,856)

NET (LOSS)	$(906,571)	$(314,719)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.07)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES BASIC AND DILUTED	12,234,155	13,367,826

See notes to consolidated financial statements

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended December 31, 2005

(Unaudited)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total
	Shares	Amount
Balance at July 1, 2005	4,500,484	$4,500	$390,505	$(370,684)	$24,321

Issuance of common stock in connection with acquisition of interests in limited liability companies	6,600,000	6,600	3,296,844		3,303,444
Discount on convertible debentures			300,000		300,000
Fair value of warrants issued with convertible debentures			50,000		50,000
Issuance of common stock in connection with consulting agreements	1,087,500	1,088	26,412		27,500

Issuance of common stock for services in connection with reverse acquisition	65,000	65	(65)		—
Conversion of convertible debentures, net	1,492,538	1,493	1,935,918		1,937,411
Issuance of common stock for cash	354,478	354	474,646		475,000

Net effect of redemption of 1,629,605 of 2,529,605 common shares from Kevcorp shareholders in reverse acquisition transaction, including costs	900,000	900	(475,900)		(475,000)

Net loss for the six months ended December 31, 2005				(906,571)	(906,571)

Balance at December 31, 2005 (Unaudited)	15,000,000	$15,000	$5,998,360	$(1,277,255)	$4,736,105

See notes to consolidated financial statements

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended December 31, 2005

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(906,571)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	153,626
Provision for bad debts	542,397
Minority interest in net income of consolidated subsidiaries	27,678
Equity in loss of unconsolidated affiliates	6,425
Debt discount	300,000
Interest accrued on convertible debentures	37,411
Loss on disposal of fixed assets	22,435
Issuance of common shares for services	27,500
Changes in operating assets and liabilities:
Accounts receivable	(530,269)
Prepaid expenses and other current assets	(5,430)
Accounts payable and accrued expenses	49,839
Accrued officers salary	32,500

NET CASH USED IN OPERATING ACTIVITIES	(242,459)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(569,611)
Cash acquired with the acquisition of majority owned subsidiaries	1,103,613
Investment in unconsolidated affiliates	(65,000)
Advances to affiliates	(472,289)

NET CASH USED IN INVESTING ACTIVITIES	(3,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(299,588)
Advances from affiliates	(324,647)
Proceeds from issuance of convertible debentures with detachable warrants	1,000,000
Proceeds from issuance of common stock	475,000
Due to related party	(50,000)
Net effect of redemption of shares of common in reverse acquisition transaction	(475,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	325,765

NET INCREASE IN CASH AND CASH EQUIVALENTS	80,019

CASH AND CASH EQUIVALENTS – Beginning	923,111

CASH AND CASH EQUIVALENTS – Ending	$1,003,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$78,548

Income Taxes	$—

Noncash financing activities:
Equipment acquired through capital lease obligations	$1,247,930

Issuance of common stock in exchange for controlling interests in five LLCs:
Increase in common stock	$6,600
Increase in additional paid-in capital	3,296,844

$3,303,444

Net assets acquired (liabilities assumed) in acquisition of controlling interests in five LLC’s:
Cash	$1,103,613
Accounts receivables—net	3,137,802
Property and equipment—net	800,208
Capital lease obligations	(515,399)
Accounts payable and accrued expenses	(106,898)
Due to affiliates—net	(486,143)
Due to minority interests	(689,739)

$3,303,444

See notes to consolidated financial statements

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Six Months Ended December 31, 2005

(Unaudited)

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) (formerly known as American Hyperbaric, Inc.) was organized in the State of Florida on May 25, 2005. The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALINGtm” (TCFWH) throughout the United States. These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. CFWH can be contracted to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

The accompanying unaudited interim condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of operations for the three and six-month periods ended December 31, 2005 and the condensed statements of stockholders’ equity and cash flow for the six months ended December 31, 2005 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as are intended to be used in the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of December 31, 2005, and condensed consolidated results of operations for the three and six-month periods ended December 31, 2005 and its condensed cash flows for the six months ended December 31, 2005. The results of operations for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year ending June 30, 2006, or for any other interim period.

REVERSE ACQUISITION

On December 9, 2005, the CFWH completed a “reverse acquisition” transaction with Kevcorp Services, Inc. (“Kevcorp”), a publicly-held Nevada corporation, in which Kevcorp acquired all the assets and assumed all of the liabilities of the CFWH, in consideration for the issuance of a majority of Kevcorp’s shares of common stock pursuant to an Agreement and Plan of Reorganization. The transaction is expected to be a tax-free reorganization. Following the reorganization, the Company became a wholly-owned subsidiary of Kevcorp. After this transaction closed, in December 2005 the Company changed its Articles of Incorporation and changes its name to The Center for Wound Healing, Inc. The Company is considered the accounting acquirer in this transaction. As part of this transaction, original Kevcorp shareholders agreed to the cancellation of 1,629,605 of their Kevcorp shares and received consideration of $425,000, and the exchanged on a 1:1 basis of one share of newly issued Kevcorp

Note 1 - Organization and Nature of Business (continued)

common stock for each share of the Company (as the accounting acquirer). After the completion of this transaction, there were a total of 15 million shares issued and outstanding, of which the original pre-transaction Kevcorp shareholders owned 900,000 shares, or 6% of these outstanding shares. For accounting purposes, the Company is deemed to be the acquirer in the reverse acquisition transaction. Consequently the assets and liabilities and the historical operations reflected in the financial statements are those of the Company and are recorded at the historical cost basis of the Company. Immediately preceding the reverse acquisition transaction, Kevcorp had no assets and approximately $5,000 in liabilities, which were required to be satisfied directly by a Kevcorp shareholder prior to closing.

Since the reverse acquisition transaction is in substance a recapitalization of the Company, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying statements of operations.

On November 8, 2005, CFWH entered into a consulting agreement with two individuals (the “Consultants”) pursuant to which the Consultants were paid $25,000 in cash and 50,000 shares of common stock in CFWH. These costs and the legal costs of $25,000 incurred where charged to additional paid-in capital.

On November 9, 2005, the CFWH authorized a ten-for-one forward stock split on all issued and outstanding shares of common stock as of the close of business on November 9, 2005. As part of the reverse acquisition, a majority of the shareholders approved a 1 for 10 reverse split, which became effective on January 16, 2006. The capital stock accounts and all share data in this report give effect to the stock split and the reverse split, applied retroactively, to all periods presented.

On July 1, 2005, CFWH formed six limited liability companies through which it will operate new hyperbaric centers at various institutions.

During July 2005, CFWH entered into Contribution Agreements (the “Contribution Agreements”) with five limited liability companies whereby three members ( the “Majority Members”) of the Five LLC’s agreed to exchange their respective interests, in each instance constituting majority ownership, in the Five LLC’s for an aggregate of 6,6000,000 shares of CFWH’s common stock. On September 30, 2005, such members of the Five LLC’s exchanged their interests in the Five LLC’s for shares of CFWH. Each of the three members received 2,200,000 shares.

Note 2 - Summary of Significant Accounting Policies

a. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. Minority interests in the net assets and earnings or losses of the

Note 2 - Summary of Significant Accounting Policies (continued)

Five LLCs are reflected in the caption Minority Interest in Consolidated Subsidiaries in the Company’s consolidated balance sheet and the caption Minority interest in net income of consolidated subsidiaries in the Company’s consolidated statement of operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the Five LLCs.

Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Under the equity method, the Company recognizes its share of the earnings and losses of the unconsolidated affiliates as they accrue. The equity method is used when the Company holds more than a 20% interest in the affiliates, but does not have significant control.

b. Revenue Recognition - Patient service revenue is recognized when the service is rendered and in accordance with the terms of the individual contracts with hospitals. Generally the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.

c. Property and Equipment - Property and equipment are recorded at cost. The Company provides for depreciation of property and equipment over their estimated useful lives using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining term of the lease or the economic life of the improvement.

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments which extend the lives of the assets are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of and relieved from the appropriation accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

d. Leases - Leases are classified as capital leases in accordance with the terms of the underlying lease agreements. Capital leases are recorded as assets and the related obligations as liabilities at the lower of fair market value or present value. Such assets are amortized on a basis consistent with the provisions of Statement of Financial Accounting Standards Board No. 13, Accounting for Leases. The lease payments under capital leases are applied as a reduction of the obligation and interest expense. Capitalized lease costs are included in property and equipment.

e. Long-Lived Assets – The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires management to review the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. At December 31, 2005, management has determined that no impairment of the Company’s long-lived assets exists.

Note 2 - Summary of Significant Accounting Policies (continued)

f. Advertising Costs - Advertising costs are expensed as incurred.

g. Accounts Receivable – Accounts receivable have been reduced for all known bad debts and allowances. In accordance with terms of the underlying contracts, the Company’s revenues are earned upon rendering of patient services, and are generally billed to the hospital when it has collected its related fee from the patient or third party payers. As of December 31, 2005, an allowance for doubtful accounts has been recorded in the accompanying consolidated financial statements based on historical trends and management estimates. Accounts are written off after exhaustive efforts at collection.

h. Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized. No provision or benefit for income taxes has been included in the accompanying financial statements as the amount is estimated to be insignificant.

i. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the collectibility of accounts receivable, the impairment of long-lived assets, and the fair value of stock and warrants issued.

j. Concentration of Credit - The Company places its temporary cash investments with one high credit-quality financial institution. At December 31, 2005, such investments were in excess of the FDIC insurance limit.

k. Fair Value of Financial Instruments – The carrying amounts of current assets and current liabilities approximates fair value due to the short-term maturities of the instruments. The carrying amounts of capital lease obligations approximate their fair values as the current interest rates on such instruments approximate current market interest rates on similar instruments.

l. Stock Based Compensation - The Company adopted the provisions of Financial Accounting Standards Board Statement No. 123 (Revised), Share-based Payment, (“FAS 123R”). FAS 123R requires that the compensation cost relating to share-based payment

Note 2 - Summary of Significant Accounting Policies (continued)

transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The scope of FAS 123R includes a wide range of share-based compensation arrangements, including performance-based awards. At December 31, 2005, the Company had one stock based employee compensation plan, as further discussed in Note 3.

m. Basic net (loss) per share is calculated based on the weighted average number of common shares outstanding for each period. An aggregate of 1,354,478 common shares issuable upon the exercise of warrants outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Private Placements and Common Stock

a. In September 2005, the Company completed a private placement pursuant to which it issued unsecured convertible debentures (the “Debentures”) in an aggregate principal amount of $2,000,000 of which $1,000,000 was received during the six months ended December 31, 2005. The private placement was completed in separate closings commencing in June 2005. In addition, 1,000,000 detachable warrants (the “Warrants”) were issued to the debenture holders, which were immediately exercisable at $2.00 per share.

The Debentures were due and payable two years from the date of issuance, unless earlier converted. The Debentures bore interest at 10% per annum, which was payable quarterly. The Company reserved the right to satisfy any payment of interest under the Debentures in common stock of the Company at the closing price which common stock issuance may accrue until conversion or redemption. At any time after the original issue date until the Debentures are no longer outstanding, the Debentures were convertible into the Company’s common stock at the option of the holder. During the three months ended December 31, 2005, all holders of the Debentures elected to convert all principal at an exercise rate of $1.34 and to forego receiving accrued interest.

Management estimated the fair value of the Warrants to be $100,000, which was allocated to additional paid-in capital as the proceeds were received. The remainder of the proceeds were allocated to the Debentures. Because the Debentures were immediately convertible at a discounted rate, management estimated such discount to total $600,000 of which half was charged to interest expense during the six months ended December 31, 2005.

b. In December 2005, the Company sold 354,478 shares of its common stock to private investors at $1.34 per share and received proceeds of $475,000. In addition, for each share purchased the investor received a two-year warrant to purchase one share of common stock at $2.00 per share. Consequently 354,478 warrants resulting from this transaction are currently outstanding. The fair value of these warrants remains in equity as an allocation of additional paid-in capital.

Note 3 - Private Placements and Common Stock (continued)

These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

c. Stock Option Plan

In December 2005, shareholders of the company adopted its 2006 Stock Option Plan (the 2006 “Plan”) under which it may grant qualified and nonqualified options and to purchase common shares and restricted shares of common stock to employees and consultants aggregating a total of 2,000,000 shares. Qualified options shall be exercisable for a period of up to ten years from the date of the grant at no less than the fair value of the common stock on the date of grant. The term of such options shall be up to five years from the date of grant for stockholders who own more than ten percent of the voting power of all classes of stock of the Company at the date of grant, and shall be exercisable for no less than 110% of fair value on the date of grant for such holders. The fair value of each option will be estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions for expected volatility, risk-free interest and expected life of the option. As of December 31, 2005, no awards have been granted under the plan.

d. Common Shares Reserved: As of December 31, 2005, the Company has reserved an aggregate of 3,354,478 shares of its common stock for issuance of awards pursuant to its 2006 Stock Option Plan and the exercise of common stock purchase warrants.

Note 4 - Property and Equipment

Property and equipment consists of the following as of December 31, 2005:

Medical chambers and equipment, including $ 1,995,583 under capital leases	$2,163,689
Furniture, fixtures and computers	33,783
Leasehold improvements	668,184

2,865,656
Less: Accumulated depreciation and amortization-including $213,358 for medical chambers and equipment under capital leases	363,968

$2,501,688

Note 5 - Obligations Under Capital Leases

The Company leases medical equipment under capital lease agreements with interest rates ranging from 7.68% to 11.78% over three-year terms. Each lease is guaranteed by certain Company stockholders.

Note 5 - Obligations Under Capital Leases (continued)

Summary of obligations under capital leases as of December 31, 2005:

Total obligations under capital leases	$1,463,741
Less: Current installments	764,193

$699,548

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2005:

2006	$865,017
2007	576,280
2008	180,553
Total minimum lease payments amount	1,621,850
Less: Amounts representing interest	158,109

Present value of minimum lease payments	$1,463,741

Note 6 - Related Party Transactions

Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are non-interest bearing and due on demand.

For the three months and six months ended December 31, 2005, the Company was billed a management fee of $352,500 and $532,500, respectively, by New York Hyperbaric and Wound Care LLC (“Wound Care”), to cover its assessed allocation of administrative costs incurred by Wound Care on behalf of the Company and certain affiliates.

During the six months ended December 31, 2005, one of the Five LLCs rented two of its chambers to an entity affiliated by common ownership on a month-to-month basis. Rental revenue amounted to $22,500 and $45,000, respectively, for the three months and six months ended December 31, 2005.

Note 7 - Bank Line of Credit

A $5,000,000 bank line of credit, which is secured by the assets of the Five LLCs and certain affiliates’ assets, and personally guaranteed by certain of the Company’s stockholders, is available to the Five LLCs and certain of their affiliates. At December 31, 2005, Wound Care has an outstanding balance of $2,600,000 under this facility. The available balance under this agreement varies as availability is based upon the aggregate eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank’s prime rate, which was 7% at December 31, 2005. The agreement expires in June 2008.

Note 8 - Equipment Rental Commitments

During 2005, the Five LLCs leased certain medical chambers under two long-term operating agreements with a third party. Rental costs are based on patient activity. One contract provides for a minimum rental of $8,500 per month. The second contract provides for a maximum of $18,500 per month. The duration of these commitments is intended to coincide with the Company’s tenure at the specific medical facilities involved.

During the three months and six months ended December 31, 2005, equipment rentals of such equipment amounted to $89,568 and $ 108,418.

Note 9 - Commitments and Contingencies

a. Effective on December 1, 2005, CFWH entered into short term and long term employment agreements with each of three executive officers, including its CEO, Chief Medical Officer and Senior Vice President – Human Resources. The terms and conditions of each agreement are identical except for the salary levels of each officer.

The short term employment agreement is for a term commencing December 1, 2005 and terminating March 31, 2006. These arrangements provide for aggregate salaries of $32,500 per month. The long term agreement commences on April 1, 2006 and expires on April 1, 2011.

Annual minimum commitments under the long term agreements as of December 31, 2005 are as follows:

Twelve Months Ending December 31,
2006	$517,500
2007	705,000
2008	725,000
2009	745,000
2010	765,000
2011	192,500

The agreements provide for participation in company paid health insurance, life and disability insurance plans, 401k, stock option, incentive compensation and stock purchase plans and similar plans as may now exist or as my be adopted by the Company in the future. Each employee is to be provided with additional perquisites at an annual cost of not in excess of $25,000.

In the event of a termination arising within 180 days of a change in control event, or other termination not for cause, as defined in the agreement, the terminated officer would be entitled to payment of 2.99 times his then base compensation. In the event of a change of control, each officer

Note 9 - Commitments and Contingencies (continued)

can elect to voluntarily terminate his or her employment and be entitled to this payment. The payment of this amount is subject to certain restrictions as defined in the Internal Revenue Code.

Each officer is subject to usual and customary non-disclosure of confidential information and a covenant not to compete during the term of the agreement and for a five year period thereafter with respect to the non-disclosure requirements and three years thereafter with respect to the covenant not to compete.

b. In December 2005, CFWH entered into an acquisition agreement pursuant to which it was granted the exclusive right to purchase the Majority Members interests in nine existing specific LLC’s (“Sellers”) over a period of one year from a closing. A condition precedent to CFHW exercising its right requires that it will have closed on a financing resulting in $5 million of net cash proceeds to the CFHW. The purchase price for these nine LLC’s would consist of the following:

•	$2 million in cash (which is expected to approximate an earnings based formula as defined in the agreement);

•	a Note equal to the cash, accounts receivable less liabilities (excluding obligations under capital leases) bearing interest at the rate of 8% per annum, payable quarterly. The Note would be due two years from closing;

•	sufficient shares of CFWH such that the Majority Members would hold an aggregate of 56% of the issued and outstanding shares of common stock of CFWH determined on a fully diluted basis on the closing date.

Assuming the consummation of the foregoing, CFWH was also granted the additional option to purchase the majority interests in five remaining LLC’s controlled by the Majority Members. The purchase price will be determined based upon an earnings based formula included in the agreement.

Note 10 - Subsequent Event

On January 1, 2006, CFWH entered into Contribution Agreements (the “Contribution Agreements”) with two limited liability companies whereby the Majority Members of the LLC’s agreed to exchange their respective interests, in each instance constituting majority LLC ownership, for an aggregate number of CFWH shares of common stock such that the Majority Members combined will own 50.1% (when combined with their previous ownership interests in CFWH) of the CFWH common shares outstanding on the date of closing. These interests are subject to adjustment for cash, accounts receivable reduced by third party payables (excluding balances to/from affiliates and capitalized lease obligations) as of the date of closing. This transaction closed on January 27, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal government regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB.

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALINGtm” (TCFWH) throughout the United States. These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. We enter into separate multi-year operating agreements to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. Although there can be no assurance that we will be successful in each instance, our plan at each center requires a multi-year committed contract term adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset), our start-up costs, including recruiting and training of personnel, and the amortization of chamber lease financing. Generally for each center we are provided with appropriate space requirements by the institution at no cost. We are responsible for the complete management of our services for each treatment scheduled by the hospital, including providing non-professional staff, billing of patient services usually directly to the hospital for inclusion in a patient’s overall billing. We also are responsible, at our expense, for designing and installing necessary leasehold improvements of the hospital provided space and to supply the appropriate number of hyperbaric chambers, based upon the anticipated demand. We generally either acquire the chambers under three year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying unaudited condensed financial statements) or rent the units from third parties for which we pay a per use (treatment) fee. This has allowed us to leverage our resources and maximize the number of centers that we can support. As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

On July 1, 2005, we acquired the majority ownership interest in five centers operating as individual Limited Liability Companies (“LLC’s”) from a common group of three members (“Majority Members”) of each LLC. In each case these three members owned a controlling interest, generally at least 80% of each LLC. The Majority Members, two of whom are natural persons and medical professionals, devote there full time to the management of these and other affiliated centers. Subsequent to July 1, 2005, these individuals became the CEO and Chief Medical Officers and members of our Board of Directors, including the position of Chairman of the Board, of our Company. Effective December 1, 2005, we entered into long-term employment agreements with these doctors as more fully described in Note 9 to our condensed consolidated financial statements included elsewhere herein. In the period from our inception through December 31, 2005 we have also contracted to open an additional six centers, which are wholly-owned by the Company. These centers were operational by December 31, 2005.

The working capital requirement to support center operations and new center openings is substantial. Our present and continuing financing plans are discussed under Liquidity and Capital Resources.

Our revenues vary based on the demand for treatments and the utilization of our chambers. The demand from the hospitals for our services is dependent upon their ability to attract patients and their reputation in the medical community and the geographic area, as well as on the allowable rates and frequency of reimbursement by health care insurance providers, managed care providers, Medicare, Medicaid and others. We conduct market awareness programs and advertising to promote the utilization or our centers among medical professionals, care givers and patients.

Revenues fluctuate monthly with the number of days per month that hospitals in which we operate our centers are open. Our fiscal quarter ending December 31 includes a greater number of seasonal holidays and weather days that could impair our population from traveling to our centers.

As more fully discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere herein, and in the discussion of liquidity and capital resources below, we have entered into an agreement which grants us the option to acquire controlling interests in up to 14 additional centers from the Majority Members. Our ability to exercise this option is dependent upon a successful financing resulting in a minimum of $5 million in net proceeds. Should we conclude this acquisition it would result in the Majority Members having a controlling interest in the Company, determined on a fully diluted basis.

CRITICAL ACCOUNTING ESTIMATES

Our financial results can be materially affected by estimates made in certain specific areas, including the adequacy of our allowance for doubtful accounts, the anticipated life of our long-term assets, including our medical equipment and leasehold improvements. Under current accounting principles we are required to periodically evaluate the recoverability of these and other long-lived assets. If projected discounted cash flows are not adequate, we may be required to expense some or all of these costs in the period in which such a determination is made or reduce the remaining useful life. The adequacy of our allowance for doubtful accounts is dependent upon continued financial success of the hospitals in which we operate our centers and upon the continued reimbursement by health providers and government agencies for our treatments. The occurrence of any of these events could materially reduce our financial results, net assets and cash flows in the period in which the event or events occur.

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Notes to Consolidated Financial Statements included in this Form 10-QSB includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are summarized in Note 2 of these financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2005

	Six Months Ended 12/31/2005%		Three Months Ended 12/31/2005		Three Months Ended 9/30/2005%
	(Unaudited)		(Unaudited)		(Unaudited)
REVENUES
Treatment fees	$2,286,148	100.0%	$1,393,706	100.0%	$892,442	100.0%

OPERATING EXPENSES
Cost of services	1,275,521	55.8%	542,957	39.0%	732,564	82.1%
Sales and marketing	24,945	1.1	19,954	1.4	4,991	0.6
General and administration	237,434	10.4	140,772	10.1	96,662	10.8
Depreciation and amortization	153,626	6.7	104,189	7.5	49,437	5.5
Management fee	532,500	23.3	352,500	25.3	180,000	20.2
Bad debt expense	542,397	23.7	504,197	36.2	38,200	4.3

TOTAL OPERATING EXPENSES	2,766,423	121.0%	1,664,569	119.4%	1,101,854	123.5%

OPERATING (LOSS) INCOME	(480,275)	-21.0%	(270,863)	-19.4%	(209,412)	-23.5%

OTHER INCOME (EXPENSE)
Interest (expense)	(414,848)	-18.1%	(39,783)	-2.9%	(375,065)	-42.1%
Rental fees- affiliate	45,000	2.0	22,500	1.6	22,500	2.5
Minority interest in net income (loss) of consolidated subsidiaries	(27,678)	-1.2	2,197	0.2	(29,875)	-3.3
Equity in net loss of unconsolidated affiliates	(6,425)	-0.3	(6,425)	-0.5	—	0.0
Loss on disposal of assets	(22,345)	-1.0	(22,345)	-1.6	—	0.0

	(426,296)	-18.6%	(43,856)	-3.1%	(382,440)	-42.9%

					—
NET (LOSS)	$(906,571)	-39.7%	$(314,719)	-22.6%	$(591,852)	-66.3%

Our Company was formed on May 25, 2005 and, as discussed above, began operations with the five centers acquired on July 1, 2005. Consequently we had no operations in the prior year’s comparable period.

REVENUES:

Total revenues for the three months ended December 31, 2005 increased over revenues for the preceding quarter principally because of revenues of the new centers opened during the period. Of the five new centers opened, only one had revenue in the earlier quarter as compared to all for the current quarter. Revenues were, however, negatively affected by fewer hospital days in the quarter ended December 31, 2005 as compared to the immediately preceding quarter.

OPERATING EXPENSES:

Cost of services is comprised principally of payroll and payroll related costs for professional and nursing staff and depreciation and amortization of leasehold improvements and medical centers and administering treatments at our centers.

These costs were incurred as we prepared to open centers in the quarter before revenues were generated at many of the new locations. Treatment fees were derived from the centers acquired on July 1, 2005, while we incurred the costs of recruiting, staffing and training of personnel in the quarter ended September 30, 2005. As more centers came on line in the quarter ended December 31, 2005, revenues increased resulting in greater absorption of fixed costs and improved gross margins.

Revenues and marketing increased in the quarter ended December 31, 2005 as we increased market awareness through radio and print advertising for our new centers.

General and administrative costs increased because of additional professional fees and officers’ salaries. We entered into employment agreements with our senior management which took effect commencing on December 1, 2005. As a result, we incurred accrued officers’ salaries for December 2005. Officers’ salaries and other costs required to support our expected growth are anticipated to increase in the future.

Depreciation and amortization increased in the quarter ended December 31, 2005 as compared to the preceding quarter, because of the amortization of leasehold improvements and chambers put in service at new centers coming on line in the period. Our management fees increased as a result of new center openings. We incur a fixed fee per month per center for services performed on our behalf by affiliated centers. These services include providing senior management services, administrative and accounting services, insurance and general office services.

Bad debt expense was principally associated with the Chapter 11 bankruptcy filing of a hospital in which we operate a center. This center was operated in one hospital of a multi-location hospital group. While we incurred an operating loss for the six months ended December 31, 2005, we would have reported breakeven results for the most recent quarter except for the bad debt experience arising from this bankruptcy.

OTHER INCOME (EXPENSE):

We incurred $300,000 of debt discount in the quarter ended September 30, 2005, associated with the convertible debentures of $1,000,000 sold in the period, as well as accrued interest on those debentures. Our interest expense associated with chambers acquired under capitalized leases increased as we brought more centers on line.

Minority interest expense varies directly with the results of operations of the entities having minority interests.

In the quarter ended December 31, 2005, we invested in an additional center in which we have minority participation. We accounted for this transaction using the equity method of accounting. As this was a new center, losses were incurred in which we participated in its operating loss through December 31, 2005 as reported.

The loss on disposal of assets represents principally the unrecoverable net book value of leasehold improvements and equipment at the center described above operating in a hospital that filed for bankruptcy.

NET LOSS:

We incurred a loss for the six months ended December 31, 2005 as we opened centers, grew revenues and improved margins. We anticipate that revenues will continue to grow and gross margins improve as we open more centers. In addition, those centers currently open will have a full period of operations. We also anticipate that our costs will increase as we increase staff and facilities in proportion to operations and in support of installing the systems and procedures and personnel necessary to establish compliance with our SEC reporting obligations. These obligations became effective in December 2005 upon the consummation of our reverse merger transaction more fully described in Note 1 to our unaudited condensed consolidated financial statements for the six months ended December 31, 2005 included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES:

We used approximately $242,000 net cash in operations. While our net loss approximated $906,000, substantial non-cash expenses such as debt discount and provision for bad debts increased cash flow, partially offset by net increases in components of working capital. The major increase was in accounts receivable.

We used net cash in investing activities of approximately $3,000. The major uses included a reduction of advances to affiliates, purchases of property and equipment (chambers and leasehold improvements) and investment in unconsolidated affiliates offset by cash acquired in the July 1, 2005 Contribution Agreement transaction.

We had net cash from financing activities of approximately $326,000 derived from $1,000,000 in convertible debenture financing and the private sale of common stock resulting in proceeds of $475,000, offset by principal payments on capitalized leases, redemption of shares and associated costs incurred in connection with the reverse merger transaction more fully described in Note 1 to our condensed consolidated financial statements for the six months ended December 31, 2005 included elsewhere herein.

In November 2005, holders of $2,000,000 principal amount of our convertible debentures elected to convert to shares of our common stock, in accordance with the terms of those debentures. The elimination of this debt obligation greatly improved our liquidity. In addition, pursuant to the Contribution Agreements consummated July 1, 2005 we acquired net assets in the amount of $3.3 million, which primarily included $1.1 million in cash and $3.1 million in accounts receivable, reduced by accounts payable of approximately $107,000 and capital lease obligations of approximately $515,000.

We participate in a working capital accounts receivable financing with the affiliated group commonly controlled by the Majority Members. As of December 31, 2005, $2.6 million of this $5 million facility was outstanding, with $2.4 million available. The use of these funds if required to support our operations in the future would be dependent upon satisfying borrowing base requirements at the time and the existence of remaining availability under the line, which expires June 2008.

We have entered into an agreement, conditioned upon obtaining $5 million in additional net financing, which gives us the option to acquire a majority interest in nine limited liability corporations currently owned by the Majority Members. Upon the consummation of these transactions, we would have the option to acquire an additional five such entities. We have also entered into employment agreements with two of the Majority Members which were effective December 1, 2005. While we believe that, should we consummate these transactions, we will have adequate resources to support our operations and any additional working capital demands, there can be no assurance of this.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting. There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1(i)	Restated Articles of Incorporation (Filed as an Exhibit on Form 8-K which was filed September 16, 1998, is incorporated herein by reference)

3.2(i)	Articles of Amendment to the Articles of Incorporation (Filed as an Exhibit on Form 8-K which was filed September 16, 1998, is incorporated herein by reference)

3.3(i)	Articles of Amendment to the Articles of Incorporation (Filed as an Exhibit on Form 10-KSB/A which was filed March 23, 2004, is incorporated herein by reference)

3.4 (ii)	Restated By-Laws (Filed as an Exhibit on Form 8-K which was filed September 16, 1998, is incorporated herein by reference)

10.1	Agreement and Plan of Reorganization dated October 28, 2005 with American Hyperbaric, Inc. (Filed as an Exhibit on Form 10-QSB/A, which was filed on November 1, 2005, is incorporated herein by reference)

10.2	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto, dated December 1, 2005.*

10.3	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman, dated December 1, 2005.*

10.4	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto, dated December 1, 2005.*

10.5	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman, dated December 1, 2005.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant toSec.302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.*

*	filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CENTER FOR WOUND HEALING, INC.

Signature	Title	Date
/s/ Phillip Forman Phillip Forman	Chief Executive Officer	February 21, 2006

/s/ Dr. John Capotorto Dr. John Capotorto	Principal Accounting Officer	February 21, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.2	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto, dated December 1, 2005
10.3	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman, dated December 1, 2005.
10.4	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto, dated December 1, 2005.
10.5	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman, dated December 1, 2005
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.