Form 10QSB
period 2006-03-31
Center for Wound Healing, Inc.
filed 2006-06-23
CIK 799194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-799194

THE CENTER FOR WOUND HEALING, INC.

(Name of small business issuer in its charter)

Nevada	87-0618831
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

1090 King Georges Post Road, Suite 501, Edison, NJ	08837
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 732 661 2050

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2006, there were 16,833,667 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

For the nine months ended March 31, 2006

(Unaudited)

ASSETS
CURRENT ASSETS
Cash in bank	$940,325
Accounts receivable, net of allowance for doubtful accounts of $1,031,201	4,350,026
Prepaid expenses and other current assets	52,460
Due from affiliates	902,673

Total current assets	6,245,484

Property and equipment, net	3,112,898
Investments in unconsolidated affiliates	112,259

TOTAL ASSETS	$9,470,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$232,057
Current maturities of capital leases	962,635
Notes payable, net of unamortized discount	41,667
Payable to former Majority Members	588,981
Deferred tax liability	1,006,000
Due to affiliates	646,543

Total current liabilities	3,477,883

Capital lease obligations, net of current maturities	694,036
Deferred tax liability	104,000
Minority interest in consolidated subsidiaries	856,610

TOTAL LIABILITIES	5,132,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,000,000 shares issued and outstanding	16,834
Additional paid-in capital	5,168,293
(Accumulated deficit)	(847,015)

TOTAL STOCKHOLDERS’ EQUITY	4,338,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,470,641

See notes to unaudited condensed consolidated financial statements

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
REVENUES
Treatment fees	$2,265,578	$5,837,667

OPERATING EXPENSES
Cost of services	946,994	2,535,514
Sales and marketing	—	25,445
General and administration	132,822	373,380
Depreciation and amortization	131,191	354,174
Management fees	315,000	1,027,500
Bad debt expense	279,273	868,124

TOTAL OPERATING EXPENSES	1,805,280	5,184,137

OPERATING INCOME	460,298	653,531

OTHER INCOME (EXPENSE)
Interest (expense)	(105,380)	(602,691)
Rental fees- affiliate	22,500	67,500
Minority interest in net income (loss) of consolidated subsidiaries	(11,861)	(92,131)
Equity in net loss of unconsolidated affiliates	(16,316)	(22,741)
Loss on disposal of property and equipment	—	(22,345)

TOTAL OTHER INCOME (EXPENSE)	(111,057)	(672,408)

NET INCOME (LOSS) BEFORE INCOME TAXES	349,241	(18,878)

PROVISION (BENEFIT) FOR INCOME TAXES	143,000	(81,000)

NET INCOME	$206,241	$62,122

NET INCOME PER COMMON SHARE BASIC AND DILUTED	$0.01	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	17,586,155	14,260,893

See notes to unaudited condensed consolidated financial statements

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended March 31, 2006

(Unaudited)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total
	Shares	Amount
Balance at June 30, 2005	4,500,484	$4,500	$390,505	$(370,684)	$24,321

Issuance of common stock in connection with acquisition of interests in limited liability companies	6,600,000	6,600	2,105,844		2,112,444
Discount on convertible debentures			300,000		300,000
Fair value of warrants issued with convertible debentures			50,000		50,000
Issuance of common stock in connection with consulting agreements	1,087,500	1,088	26,412		27,500

Issuance of common stock for services in connection with reverse acquisition	65,000	65	(65)		—
Conversion of convertible debentures, net	1,492,538	1,493	1,935,918		1,937,411
Issuance of common stock for cash	354,478	354	474,646		475,000
Net effect of redemption of 1,629,605 of 2,529,605 common shares from Kevcorp shareholders holders in reverse acquisition transaction, including costs	900,000	900	(475,900)		(475,000)
Fair value of warrants issued in connection with Note payable			125,000		125,000
Issuance of common stock in connection with acquisition of interests in affiliated limited liability companies, January 1, 2006	1,833,667	1,834	235,933		237,767
Net income of acquired limited liability companies acquired January 31, 2006, for the period July 1, 2005 through December 31, 2005 and included in results of operations				(538,453)	(538,453)

Net loss for the nine months ended March 31, 2006				62,122	62,122

Balance at March 31, 2006	16,833,667	$16,834	$5,168,293	$(847,015)	$4,338,112

See notes to unaudited condensed consolidated financial statements

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended March 31, 2006

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,122
Adjustments to reconcile net income to net cash used in operating activities
Net income of JFK and Passaic for the period July 1, 2005 to December 31, 2005, included in net income	(538,453)
Depreciation and amortization	354,174
Provision for bad debts	868,124
Deferred income taxes	(81,000)
Minority interest in net income of consolidated subsidiaries	92,131
Equity in loss of unconsolidated affiliates	22,741
Debt discount and debt amortization	341,667
Loss on disposal of property and equipment	22,435
Issuance of common shares for services	27,500
Interest accrued on convertible debentures	37,411
Changes in operating assets and liabilities:
Accounts receivable	(1,976,292)
Prepaid expenses and other current assets	(40,060)
Accounts payable and accrued expenses	102,967
Cash collected for benefit of and payable to sellers of JFK and Passaic	588,981

NET CASH USED IN OPERATING ACTIVITIES	(115,552)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(807,254)
Cash acquired with the acquisition of majority owned subsidiaries	1,139,079
Investment in unconsolidated affiliates	(135,000)
Advances to affiliates	(663,296)

NET CASH USED IN INVESTING ACTIVITIES	(466,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(544,215)
Advances from affiliates	159,834
Proceeds from issuance of convertible debentures with detachable warrants	1,000,000
Proceeds from issuance of common stock	475,000
Proceeds from issuance of notes payable	125,000
Due to related party	(50,000)
Other distributions related to minority interests	(91,382)
Net effect of redemption of common shares in reverse acquisition transaction	(475,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	599,237

NET INCREASE IN CASH	17,214

CASH – beginning of period	923,111

CASH – end of period	$940,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$223,613

Income Taxes	$—

Noncash financing activities:
Equipment acquired through capital lease obligations	1,247,930

Issuance of common stock in exchange for controlling interests in LLCs:
Increase in common stock	$8,434
Increase in additional paid-in capital	2,341,777

$2,350,211

Warrants to purchase 62,500 shares of common stock issued in connection with note payable	$125,000

Net assets acquired (liabilities assumed) in acquisition of controlling interests in Five LLCs, JFK and Passaic:
Cash	$1,139,076
Accounts receivables - net	3,254,259
Property and equipment - net	1,434,325
Capital lease obligations	(952,957)
Accounts payable and accrued expenses	(107,601)
Deferred income tax liability	(1,191,000)
Due to affiliates – net	(370,031)
Due to minority interests	(855,860)

$2,350,211

See notes to unaudited condensed consolidated financial statements

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended March 31, 2006

(Unaudited)

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH”) (formerly known as American Hyperbaric, Inc.) was organized in the State of Florida on May 25, 2005. CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALINGtm” throughout the United States. These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. CFWH can be contracted to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

The accompanying unaudited interim condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations, stockholders’ equity and cash flows for the three and nine-month periods ended March 31, 2006 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as are intended to be used in the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2006, and consolidated results of operations and cash flows for the three and nine-month periods ended March 31, 2006. The results of operations for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2006, or for any other interim period.

REVERSE ACQUISITION

On December 9, 2005, CFWH completed a “reverse acquisition” transaction with Kevcorp Services, Inc. (“Kevcorp”), a publicly-held Nevada corporation, in which Kevcorp acquired all the assets and assumed all of the liabilities of CFWH, in consideration for the issuance of a majority of Kevcorp’s shares of common stock pursuant to an Agreement and Plan of Reorganization. The transaction is expected to be a tax-free reorganization. Following the reorganization, CFWH became a wholly-owned subsidiary of Kevcorp. After this transaction closed, in December 2005 CFWH amended its Articles of Incorporation and changed its name to The Center for Wound Healing, Inc. As part of this transaction, original Kevcorp stockholders agreed to the cancellation of 1,629,605 of their Kevcorp shares and received consideration of $425,000, and then exchanged on a 1:1 basis one share of newly issued Kevcorp common stock for each share of CFWH (as the accounting acquirer). After the completion of this transaction, there were a total of 15 million shares issued and outstanding, of which the original pre-transaction

Kevcorp stockholders owned 900,000 shares, or 6% of these outstanding shares. For accounting purposes, CFWH is deemed to be the acquirer in the reverse acquisition transaction. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of CFWH and are recorded at the historical cost basis of CFWH. Immediately preceding the reverse acquisition transaction, Kevcorp had no assets and approximately $5,000 in liabilities, which were required to be satisfied directly by a Kevcorp shareholder prior to closing.

Since the reverse acquisition transaction is in substance a recapitalization of CFWH, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of CFWH as presented in the accompanying statements of operations.

On July 1, 2005, CFWH formed six limited liability companies through which it operates new hyperbaric centers at various institutions.

During July 2005, CFWH entered into Contribution Agreements (the “Contribution Agreements”) with five limited liability companies (the “Five LLCs”) whereby three members (the “Majority Members”) of the Five LLCs agreed to exchange their respective interests, in each instance constituting majority ownership, in the Five LLCs for an aggregate of 6,6000,000 shares of CFWH’s common stock. On September 30, 2005, such members of the Five LLCs exchanged their interests in the Five LLCs for shares of CFWH. Each of the three members received 2,200,000 shares. In the nine month period ended March 31, 2006, a deferred income tax liability in the amount $1,191,000 has been provided for the difference between the financial reporting and tax bases of assets acquired, primarily related to accounts receivable and property and equipment. The effect of recording this liability was to reduce the purchase price.

On November 8, 2005, CFWH entered into a consulting agreement with two individuals (the “Consultants”) pursuant to which the Consultants were paid $25,000 in cash and 50,000 shares of common stock in CFWH. These costs and the legal costs of $25,000 incurred were charged to additional paid-in capital.

On November 9, 2005, CFWH authorized a ten-for-one forward stock split of all issued and outstanding shares of common stock as of the close of business on November 9, 2005. As part of the reverse acquisition, a majority of the stockholders approved a 1 for 10 reverse split, which became effective on January 16, 2006. The capital stock accounts and all share data in this report give effect to the stock split and the reverse split, applied retroactively, for all periods presented.

PASSAIC AND JFK ACQUISITIONS

Effective January 1, 2006, CFWH acquired 92.5% of JFK Hyperbaric, LLC (“JFK”) and 90.625 % of Passaic Hyperbaric, LLC (“Passaic”) (collectively, the “Acquisition”). JFK and Passaic are limited liability companies, controlled by the Majority Members that render the specialized service of hyperbaric medicine, which are the services also provided by CFWH. As a result of common control by the Majority Members of the acquired entities, results of operations for JFK and Passaic have been included in the consolidated financial statements for the period from July 1, 2005 through March 31, 2006.

The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values was $251,361, payable through the issuance of 1,833,667 shares of common stock of CFWH to the Majority Members. The aggregate number of shares issued was determined such that the Majority Members combined ownership of CFWH common shares on the effective date would equal 50.1% of total shares outstanding. The Majority Members have retained their percentage interest in the cash, accounts receivable and third party accounts payable of JFK and Passaic. Such amounts aggregated $1,434,643 at January 1, 2006. CFWH is obligated to remit such amounts to the sellers to the extent of related cash balances on the effective date reduced by third party payables, and collections on accounts receivable on the effective date. As of March 31, 2006, the condensed consolidated balance sheet includes a liability of $588,981 (Majority Members percentage of distributable net cash of $828,860, which was payable under this arrangement, reduced by payments of $239,879 through March 31, 2006).

Because the Majority Members are either stockholders, members of the Board of Directors and/or officers of CFWH, the assets and liabilities and the historical operations of the acquisitions reflected in the financial statements have been recorded at their historical cost basis. In addition, the results of operations of these entities have been included in the attached condensed consolidated results of operations for the period July 1, 2005 to March 31, 2006. Results of operations for the nine months ended March 31, 2006 includes pre tax net income of these entities for the period July 1, 2005 through December 31, 2005 in the amount of $538,453 as if the transaction had occurred on July 1, 2005.

The following table summarizes the book values of the assets acquired and liabilities assumed at the date of acquisition.

As of January 1, 2006
Current Assets	$483,457
Equipment, net	574,117

Total Assets Acquired	1,057,574

Current Liabilities	216,127
Capitalized Lease Obligations	437,558
Minority Interests	166,121

Total liabilities Assumed	819,807

Net Assets Acquired	$237,767

Note 2 - Summary of Significant Accounting Policies

a. Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. Minority interests in the net assets and earnings or losses of the Five LLCs, JFK and Passaic are reflected in the caption Minority interest in consolidated subsidiaries in the accompanying condensed consolidated balance sheet and the caption Minority interest in net income of consolidated subsidiaries in the accompanying condensed consolidated statement of operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the majority owned LLCs.

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

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments which extend the lives of the assets are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

d. Leases - Leases are classified as capital leases or operating leases in accordance with the terms of the underlying lease agreements. Capital leases are recorded as assets and the related obligations as liabilities at the lower of fair market value or present value. Such assets are amortized on a basis consistent with the provisions of Statement of Financial Accounting Standards Board No. 13, Accounting for Leases. The lease payments under capital leases are applied as a reduction of the obligation and interest expense. Capitalized lease costs are included in property and equipment.

e. Long-Lived Assets – The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires management to review the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. At March 31, 2006, management has determined that no impairment of the Company’s long-lived assets exists.

f. Advertising Costs - Advertising costs are expensed as incurred. Advertising expense incurred in the nine months and three months ended March 31, 2006 approximated $20,700 and $0, respectively.

g. Accounts Receivable –Accounts receivable have been reduced for all known bad debts and allowances. In accordance with terms of the underlying contracts, CFWH records revenues upon rendering of patient services. Generally the hospital is invoiced by CFWH when the hospital has collected its related fee from the patient or third party payers. Earned revenues not yet billed to a hospital are also reflected in accounts receivable. As of March 31, 2006, an allowance for doubtful accounts has been recorded in the accompanying condensed consolidated financial statements based on historical trends and management estimates. Accounts are written off only after exhaustive efforts at collection.

h. Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized

i. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the collectibility of accounts receivable and the fair value of stock and warrants issued.

j. Concentration of Credit - The Company places its temporary cash investments with one high credit-quality financial institution. At March 31, 2006, such investments were in excess of the FDIC insurance limit.

k. Fair Value of Financial Instruments – The carrying amounts of current assets and current liabilities approximates fair value due to the short-term maturities of the instruments. The carrying amounts of capital lease obligations approximate their fair values and the current interest rates on such instruments approximate current market interest rates on similar instruments.

l. Stock Based Compensation - The Company adopted the provisions of Financial Accounting Standards Board Statement No. 123 (Revised), Share-based Payment, (“FAS 123R”). FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The scope of FAS 123R includes a wide range of share-based compensation arrangements, including performance-based awards. At March 31, 2006, the Company had one stock based employee compensation plan, as further discussed in Note 3.

m. Basic net earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for each period. An aggregate of 1,416,978 common shares issuable upon the exercise of warrants outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Private Placements and Common Stock

a. In September 2005, the Company completed a private placement pursuant to which it issued unsecured convertible debentures (the “Debentures”) in the aggregate principal amount of $2,000,000. The private placement was completed in separate closings commencing in June 2005. In addition, 1,000,000 detachable warrants were issued to the debenture holders, which were immediately exercisable at $2.00 per share. The Debentures were due and payable two years from the date of issuance, unless earlier converted. The Debentures bore interest at 10% per annum, which was payable quarterly. The Company reserved the right to satisfy any payment of interest under the Debentures in common stock of the Company at the closing price, which common stock issuance may accrue until conversion or redemption. At any time after the original issue date until the Debentures are no longer outstanding, the Debentures were convertible into the Company’s common stock at the option of the holder. In the three months ended December 31, 2005, all holders of the Debentures elected to convert all principal at an exercise rate of $1.34 and to forego receiving accrued interest.

Management estimated the fair value of the Warrants to be $100,000, which amount was allocated to additional paid-in capital. The remainder of the proceeds was allocated to the Debentures. Because the Debentures were immediately convertible at a discounted rate, management estimated such discount to total $600,000, which amount was charged to interest expense.

b. In December 2005, the Company sold 354,478 shares of its common stock to private investors at $1.34 per share and received proceeds of $475,000. In addition, for each share purchased the investor received a two-year warrant to purchase one share of common stock at $2.00 per share. Consequently, 354,478 warrants resulting from this transaction are currently outstanding. The fair value of these warrants determined using the Black-Scholes fair value model remains in equity as an allocation of additional paid-in capital.

These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

c. Stock Option Plan

In December 2005, stockholders of the Company adopted its 2006 Stock Option Plan (the 2006 “Plan”) under which it may grant qualified and nonqualified options to purchase common shares and grant restricted shares of common stock to employees and consultants aggregating a total of 2,000,000 shares. Qualified options shall be exercisable for a period of up to ten years from the date of the grant at no less than the fair value of the common stock on the date of grant. The term of such options shall be up to five years from the date of grant for stockholders who own more than ten percent of the voting power of all classes of stock of the Company at the date of grant, and shall be exercisable for no less than 110% of fair value on the date of grant for such holders. The fair value of each option will be estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions for expected volatility, risk-free interest and expected life of the option. As of March 31, 2006, no awards have been granted under the Plan.

d. Common Shares Reserved

As of March 31, 2006, the Company has reserved an aggregate of 3,416,978 shares of its common stock for issuance of awards pursuant to its 2006 Stock Option Plan and the exercise of common stock purchase warrants.

Note 4 - Property and Equipment

Property and equipment consists of the following at March 31, 2006:

Medical chambers and equipment, including $2,639,545 under capital leases	$2,815,576
Furniture, fixtures and computers	70,561
Leasehold improvements	879,338

3,765,475
Less: Accumulated depreciation and amortization-including $538,106 for medical chambers and equipment under capital leases	652,577

$3,112,898

Note 5 - Obligations Under Capital Leases

The Company leases medical equipment and equipment under capital lease agreements with annual interest rates ranging from 7.68% to 15.21% over three-year terms. Each lease is guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of March 31, 2006:

Total obligations under capital leases	$1,656,671
Less: Current installments	962,635

$694,036

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2006:

2007	$1,088,810
2008	599,248
2009	104,152
2010	19,093

Total minimum lease payments amount	1,811,303
Less: Amounts representing interest	154,632

Present value of minimum lease payments	$1,656,671

Note 6 - Related Party Transactions

Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are non-interest bearing and due on demand.

For the three months and nine months ended March 31, 2006, the Company was billed a management fee of $315,000 and $1,027,500, respectively, by New York Hyperbaric and Wound Care LLC (“Wound Care”), to cover its assessed allocation of administrative costs incurred by Wound Care on behalf of the Company and its subsidiaries. One of the Five LLCs rented two of its chambers to an affiliate, on a month-to-month basis. Rental revenue amounted to $22,500 and $67,500, respectively, for the three and nine months ended March 31, 2006. These entities are among those acquired in April 2006 by the Company in the subsequent event transaction described in Note 11 below.

Note 7 - Indebtedness

a. Bank Line of Credit

A $5,000,000 bank line of credit, which is secured by the assets of the Five LLCs, JFK, Passaic and the affiliates acquired in April 2006 (see Note 11), is personally guaranteed by certain of the Company’s stockholders/officers. This credit facility is available to the Five LLCs and certain of their affiliates. At March 31, 2006, Wound Care has an outstanding balance of $3,200,000 under this facility. The available balance under this agreement varies based upon a formula of eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank’s prime rate, which was 7.75% at March 31, 2006. The agreement expires in June 2008.

b. 10% Promissory Note

In March 2006, the Company received the proceeds of a 10% promissory note in the amount of $125,000. The note is due on June 1, 2006 with accrued interest. In connection with this promissory note, the Company issued a warrant to purchase 62,500 shares of its common stock expiring February 29, 2008, exercisable at $5.00 per share and vesting upon issuance. The fair value of this warrant has been credited to additional paid-in capital and treated as debt discount related to the promissory note. The debt discount is being amortized to interest expense over the three month term of the note. The fair value of the warrant, estimated using the Black-Scholes option pricing model, exceeded the amount of the promissory note. Therefore, its’ valuation was limited to $125,000. In the three months ended March 31, 2006, $41,667 of the debt discount was amortized and is included in interest expense for the period.

Note 8 – Income taxes

Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes.

The components of the net deferred tax liability at March 31, 2006 consist of the following:

Accounts receivable	$(1,046,000)
Depreciation	(104,000)
Net operating loss carryfoward	40,000

Total net deferred tax liability	(1,110,000)

Less: Current	1,006,000

Long-term net deferred tax liability	$(104,000)

The provision (benefit) for income taxes is comprised of the following:

	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2006
Current:
Federal	$(67,000)	$—
State	(17,000)	—

	(84,000)	—

Deferred:
Federal	192,000	(69,000)
State	35,000	(12,000)

	227,000	(81,000)

Net provision (benefit)	$143,000	$(81,000)

Note 9 - Equipment Rental Commitments

During 2005, the Five LLCs leased certain medical chambers under two long-term operating agreements with a third party. Rental costs are based on patient activity. One contract provides for a minimum rental of $8,500 per month, plus additional payments for treatments in excess of a minimum. The second contract provides for a maximum of $18,500 per month. The duration of these commitments is intended to coincide with the Company’s tenure at the specific medical facilities involved.

During the three months and nine months ended March 31, 2006, equipment rental expense related to such equipment amounted to $18,850 and $108,418, respectively.

Note 10 - Commitments and Contingencies

a. Effective on December 1, 2005, the Company entered into short-term and long-term employment agreements with each of three executive officers, including its CEO, Chief Medical Officer and Senior Vice President – Human Resources. The terms and conditions of each agreement are identical except for the salary levels of each officer.

The short term employment agreements were for terms commencing December 1, 2005 and terminating March 31, 2006. These arrangements provided for aggregate salaries of $32,500 per month. The long- term agreements commence April 1, 2006 and expire on April 1, 2011. The agreements provide for participation in the Company paid health insurance, life and disability insurance plans, a 401(k) plan, stock option plan, incentive compensation and stock purchase plans and similar plans as may now exist or as may be adopted by the Company in the future. Each employee is to be provided with additional perquisites at an annual cost of not in excess of $25,000.

In the event of a termination arising from a change in control or other termination not for cause, as defined in the agreement, the terminated officer would be entitled to payment of 2.99 times then base compensation. In the event of a change of control, each officer can elect to voluntarily terminate his or her employment and be entitled to this payment. The payment of this amount is subject to certain restrictions as defined in the Internal Revenue Code.

Each officer is subject to usual and customary non-disclosure of confidential information and a covenant not-to-compete during the term of the agreement and for a five year period thereafter with respect to the non-disclosure requirements and three years thereafter with respect to the covenant not-to-compete.

b. In April 2006 and May 2006, the Company entered into three-year employment agreements with two other senior officers. These agreements provide for minimum guaranteed salaries and additional bonuses (included in the commitment table below) at the discretion of the Board of Directors, employee stock options, expiring three to five years from the date of grant, to purchase an aggregate of 310,000 shares at exercise prices ranging from $3.00-$5.00 per share, auto allowances and other employee benefits consistent with the Company’s personnel policies. Certain options become exercisable with the passage of time and others with the achievement of certain performance levels. The agreements include additional incentives related to performance and generating new business.

All agreements include provisions in the event of termination of employment resulting from a change in control or termination other than for cause (as defined in the agreements). In the event of such a termination, the executive would be entitled to up to 2.99 times his then base annual salary, plus the immediate vesting of stock option and share grants, exercisable for the duration of the terms of the original options or grants.

Annual minimum commitments under the foregoing employment agreements (April 1, 2006-March 31, 2006 with respect to 2006) are as follows:

Year or Period Ending March 31,
2006	$922,000
2007	1,219,000
2008	1,259,000
2009	902,000
2010	765,000
2011	193,000

$5,260,000

c. In March 2006, the Company entered into a six month consulting agreement expiring September 30, 2006 for financial and accounting services requiring minimum monthly payments of $10,000 with a maximum of $15,000 per month, predicated upon hours of service and the issuance of a three year option to purchase 50,000 shares of common stock at $4.00 per share, vesting ratably over the six month period of service.

Note 11 - Subsequent Events

a. On April 7, 2006, the Company acquired the Majority Members’ interests in twelve LLCs (“the Twelve LLCs”) pursuant to a right granted to the Company by the Majority Members in December 2005. As a condition precedent to the Company exercising its right, it simultaneously closed on a financing resulting in $5,500,000 and $4,912,500 in gross and net cash proceeds, respectively, to the Company.

The purchase price for the Twelve LLCs consists of the following:

•	$2 million in cash;

•	2,460,878 shares of common shares of the Company such that the Majority Members would hold an aggregate of 56% of the issued and outstanding shares of common stock of the Company on the closing date;

•	the right by the Majority Members to be granted an additional 2,333,333 common shares of the Company such that their aggregate ownership would remain 56% taking into account up to 1,833,333 common shares into which the investor warrant described below may be converted, but not taking into account other common shares issuable upon conversion of options or warrants. This represents a ratio of 0.42424 share of common stock issuable to the Majority Members (in the aggregate) for each for each common share issued to the investor upon warrant conversion. This assumes that interest on the senior convertible debenture described in the next paragraph is paid in cash. However the investor has the option to receive shares in lieu of cash for interest on its debenture, which could result in the issuance of additional shares.

•	The Company simultaneously received $5.5 million in gross proceeds ($4,912,500 after placement agent fees and other offering costs, plus an additional 160,000 common shares issued to the placement agent) in exchange for its senior convertible debenture issued to Oasis Capital, LLC (“Oasis”). The debenture is due April 7, 2007 (which can be extended to September 7, 2007 under certain circumstances) and is convertible at the option of Oasis into common shares, at $3 per common share at any time and in any amount prior to maturity. This debenture bears interest at 8% per annum, payable in cash or in common shares at the conversion price. In addition, Oasis received a series of five year common stock purchase warrants with exercise prices ranging from $3.50 to $4.50 per share for an aggregate of 2,750,000 common shares. Should all warrants be exercised, the Company would receive an additional $10,312,500 in gross proceeds. Of these warrants, 916,667, exercisable at $3.50 per common share, are exercisable on their 11 month anniversary of issuance and are callable at the option of the Company until exercisable. Should the Company not exercise its call right, the due date of the convertible debenture is extended to

September 7, 2007. All other warrants are immediately exercisable. Among other conditions, the Company is required to file a registration statement covering the common shares issuable in the event of conversion of the debenture into common shares and for common shares issuable upon exercise of the Oasis warrants. Two million dollars of the proceeds was paid to the Majority Members as partial consideration for the simultaneous acquisitions of the Twelve LLCs described above.

Because the Majority Members are either stockholders, members of the Board of Directors and/or officers of the Company, the assets and liabilities and the historical operations of the Twelve LLCs acquired will be recorded at their historical cost basis.

The following table summarizes the estimated cost of the assets acquired and liabilities assumed as of March 31, 2006. The Company is in the process of determining the amount of any deferred income tax liability for the difference between the financial reporting and tax bases of assets acquired, primarily related to accounts receivable and property and equipment. The effect of recording any such liability will be to reduce the purchase price. Thus, the allocation of the purchase price is subject to refinement.

Current assets	$7,390,000
Property and equipment	2,515,000
Other assets	118,000

Total assets acquired	10,023,000

Current liabilities	(6,000,000)
Long-term debt	(249,000)
Minority interest	(236,000)

Total liabilities assumed	(6,485,000)

Net assets acquired	$3,538,000

b. On June 16, 2006, the Company closed on a contribution agreement to acquire Far Rockaway Hyperbaric, LLC (“Far Rockaway”) for $5 million. The consideration consisted of $1,000,000 in cash on closing, 615,385 shares of the Company’s common stock valued at $3.25 per share, a two year promissory note in the amount of $1,350,000 bearing interest at 8% per annum, and a 60 day promissory note in the amount of $650,000 bearing interest at 8% per annum. The common shares are covered by a piggy-back registration rights agreement, subject to a lock-up agreement. The two year note is collateralized by the assets of Far Rockaway and Atlantic Hyperbaric, LLC (“Atlantic”), with interest payable quarterly, and principal and unpaid interest due in full upon maturity. As further consideration, the Sellers shall own and collect all receivables billed and collected by the hospitals (St. Johns Episcopal Hospital and Interfaith Hospitals), but not yet remitted, serviced by Far Rockaway prior to closing. The 60 day note is due and payable 60 days from closing provided the sellers deliver an extension with St. Johns Episcopal Hospital on or before the 60 day maturity date of the note. In the event Far Rockaway and/or the sellers deliver the extension after the Maturity Date, but prior to December 31, 2006, the 60 day note shall be due and payable in full on the date the extension is delivered to the Company.

In the event the extension is not delivered on or before December 31, 2006, then one half of the 60 day note shall be payable on or before June 16, 2007, and the balance of the 60 day note shall be due and payable on or before June 16, 2008. Notwithstanding the foregoing, the sellers shall have the right to convert the 60 day note into shares of common stock of the Company at a conversion price of $4.00 per share any time after the Maturity Date but before the 60 day note is repaid in full. The stock issuable upon conversion of the 60 day note shall have piggy-back registration rights. Other conditions to this transaction include:

1. Execution of consulting agreements with each of the Far Rockaway individual sellers comprising the majority membership of Far Rockaway, LLC. Their primary duties would be to maintain the hospital relationships and participate in collection activities. Among other things, these agreements provide each consultant with a minimum $50,000 annual compensation plus additional payments related to achieving performance in excess of certain minimum treatments per month, and expire only when the Company’s business relationship with the aforementioned hospital is terminated in its entirety. Each consultant is required to devote the time necessary to perform the services; and

2. Reimbursement to the Sellers of approximately $72,000 in certain expenses as directed by the Sellers.

Sellers controlling an aggregate 51% interest in Far Rockaway are principals in an entity that currently rents medical equipment to the Company under operating lease arrangements. The seller of the remaining 49% interest in Far Rockaway is an entity owned in its entirety by a Majority Member of the Company. The Company and Far Rockaway are not under common control.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Far Rockaway at the date of acquisition. Management is in the process of obtaining a third party-valuation of certain intangible assets and estimating the deferred tax liabilities, and therefore, the allocation of the purchase price is subject to modification.

The following are the pro forma balance sheet and results of operations of the Company as of March 31, 2006 and for the nine month and three month periods then ended had the Far Rockaway acquisition been consummated on July 1, 2005:

Condensed income statement information:

Nine Months Ended March 31, 2006:	Company	Far Rockaway	Total
Net revenues	$5,837,667	$1,074,830	$6,912,497
Total operating expenses	5,184,136	320,362	5,504,498

Operating income	$653,531	$754,468	$1,407,999

Net income	$14,327	$754,468	$740,141

Three Months Ended March 31, 2006:	Company	Far Rockaway	Total
Net revenues	$2,265,578	$257,752	$2,523,330
Total operating expenses	1,805,280	97,447	1,902,727

Operating income	$460,298	$160,305	$620,603

Net income	$353,792	$161,722	$515,514

Condensed balance sheet information:

March 31, 2006:	Company	Far Rockaway	Total
Total current assets	$5,173,464	$16,376	$5,189,840
Property and equipment and other assets	3,361,596	230,462	3,592,058
Intangible assets and goodwill	4,935,580	0	4,935,580

Total assets	$13,470,640	$246,838	$13,717,478

Total current liabilities	$3,477,882	$0	$3,477,882
Acquisition notes	2,000,000	0	2,000,000
Long-term debt	694,036	110,400	804,436
Other liabilities	960,609	0	960,609
Stockholders’ equity	6,338,113	136,438	6,474,551

Total liabilities and stockholders’ equity	$13,470,640	$246,838	$13,717,478

c. On April 12, 2006, the Company entered into an Exchange Agreement with Atlantic Associates, LLC (“AA”) and its’ two sole members (“AA members”). Pursuant to this arrangement, the AA members will exchange their interests in AA for shares of common stock of the Company. AA owns a 60% interest in Modern Medical, LLC and Modern Medical Specialties, Inc., collectively “Modern Medical”. The purchase price for this transaction consists of $100,000 and 20,000 restricted shares of common stock to each of the AA members (40,000 shares in the aggregate). The intent of the Exchange Agreement is to provide a structure for certain future arrangements with hospitals for the Company services introduced by the original AA members.

d.	Redemption of Minority Interests - Effective on May 1, 2006, the Company entered into agreements with certain minority members of the Five LLCs, JFK and Passaic to redeem their minority interests. These minority members received an aggregate of 145,853 common shares of the Company in exchange for their minority interests. These aggregate minority interests had a recorded value approximating $571,000 included in Minority interest in consolidated subsidiaries in the accompanying condensed consolidated balance sheet as of March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our group. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

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

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALINGtm” (TCFWH) throughout the United States. These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. We enter into separate multi-year operating agreements to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. Although there can be no assurance that we will be successful in each instance, our plan at each center requires a multi-year committed contract term adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset), our start-up costs, including recruiting and training of personnel, and the amortization of chamber lease financing. Generally for each center we are provided with appropriate space requirements by the institution at no cost. We are responsible for the complete management of our services for each treatment scheduled by the hospital, including providing non-professional staff, billing of patient services usually directly to the hospital for inclusion in a patient’s overall billing. We also are responsible, at our expense, for designing and installing necessary leasehold improvements of the hospital provided space and to supply the appropriate number of hyperbaric chambers, based upon the anticipated demand. We generally either acquire the chambers under three year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying unaudited condensed consolidated financial statements) or rent the units from third parties for which we pay a per use (treatment) fee. This has allowed us to leverage our resources and maximize the number of centers that we can support. As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

On July 1, 2005, we acquired the majority ownership interest in five centers operating as individual Limited Liability Companies (“LLC’s”) from a common group of three members (“Majority Members”) of each LLC. In each case these three members owned a controlling interest, generally at least 80% of each LLC. The Majority Members, two of whom are natural persons and medical professionals, devote their full time to the management of these and other affiliated centers. Subsequent to July 1, 2005, these individuals became the CEO and Chief Medical Officers and members of our Board of Directors, including the position of Chairman of the Board, of our Company. Effective December 1, 2005, we entered into long-term employment agreements with these doctors as more fully described in Note 10 to our condensed consolidated financial statements included elsewhere herein. In the period from our inception through December 31, 2005 we have also contracted to open an additional six centers, which are wholly-owned by the Company. These centers were operational by December 31, 2005. As more fully discussed below, we also acquired two additional centers on January 1, 2006 and twelve additional centers on April 7, 2006 from our Majority Members.

The working capital requirement to support center operations and new center openings is substantial. We raised an additional $5,500,000 in gross proceeds in April 2006 contemporaneously with our acquisition. Our present and continuing financing plans are discussed under Liquidity and Capital Resources in greater detail.

Our revenues vary based on the demand for treatments and the utilization of our chambers. The demand from the hospitals for our services is dependent upon their ability to attract patients and their reputation in the medical community and the geographic area, as well as on the allowable rates and frequency of reimbursement by health care insurance providers, managed care providers, Medicare, Medicaid and others. We conduct market awareness programs and advertising to promote the utilization of our centers among medical professionals, care givers and patients.

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

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are summarized in Note 2 of these financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2006

Our Company was formed on May 25, 2005 and, as discussed above, began operations with the five centers acquired on July 1, 2005. Consequently we had no operations in the prior year’s comparable period.

As more fully described in the footnotes to our unaudited condensed consolidated financial statements, we acquired the interests of two additional LLCs from our Majority Members effective January 1, 2006. Because of our common control, this transaction has been recorded at the historical costs of the entities, and results of operations have been included from July 1, 2005.

REVENUES:

Revenues for our third quarter ended March 31, 2006 represented almost 40% of total revenues for the nine month period ended March 31, 2006. This results from increasing performance at centers that were opened earlier in the period. In addition we have retained additional personnel and strengthened our focus on individual centers and medical professionals to enhance our image and business.

OPERATING EXPENSES:

Cost of services is comprised principally of payroll and payroll related costs for professional and nursing staff and depreciation and amortization of leasehold improvements and medical centers and administering treatments at our centers.

These costs were incurred as we prepared to open centers in the quarter before revenues were generated at many of the new locations. All revenues were derived from the centers acquired on July 1, 2005 and the JFK and Passaic centers acquired in the period. We generally incur costs of recruiting, staffing and training of personnel in advance of opening centers. As more centers come on line, revenues should continue to increase resulting in greater absorption of fixed costs and improved gross margins.

General and administrative costs remained consistent with the preceding quarter, although we anticipate increases as we grow our business and build our staff, and because of additional professional fees and officers salaries. We entered into employment agreements with our senior management and officers which took effect commencing on December 1, 2005 and with additional officers in April 2006.. As a result we incurred accrued officers’ salaries for December 2005 and the first quarter of 2006. Officers’ salaries and other costs required to support our expected growth are anticipated to increase in the future.

Depreciation and amortization, principally related to our hyperbaric medical chambers increased in the quarter ended March 31, 2006 as compared to the preceding quarter, because of the amortization of leasehold improvements and chambers put in service at new centers coming on line in the period.

Our management fees increased as a result of new center openings. We incur a fixed fee per month per center for services performed on our behalf by affiliated centers. These services include providing senior management services, administrative and accounting services, insurance and general office services. As more fully described below, management fees will be eliminated with the consummation acquisition transaction of related entities, including our management Company on April 7, 2006.

Bad debt expense was largely associated with the Chapter 11 bankruptcy filing of one of our centers. This center was operated in one hospital of a multi-location hospital group. While we incurred a modest operating loss for the nine months ended March 31, 2006 we achieved pretax profitability in our quarter ended March 31, 2006.

OTHER INCOME (EXPENSE):

We incurred $300,000 of debt discount in the nine months ended March 31, 2006, associated with the convertible debentures of $1,000,000 sold in the period, as well as accrued interest on those debentures. Our interest expense associated with chamber capitalized leases increased as we brought more centers on line.

Minority interest expense varies directly with the results of operations of the entities having minority interests. This balance increased principally because of the JFK and Passaic acquisitions.

In the nine months ended March 31, 2006, we invested in an additional center in which we have minority participation. We accounted for this transaction using the equity method of accounting. As this was a new center, losses were incurred in which we participated through March 31, 2006. This center began providing treatments to patients in May 2006.

The loss on disposal of property and equipment, represents principally the unrecoverable net book value of leasehold improvements and equipment at the center described above operating in a hospital that filed for bankruptcy.

NET INCOME:

We were able to attain after tax net income for the three and nine months ended March 31, 2006 as we opened centers, grew revenues and improved margins. Approximately $81,000 of our net income for the nine months ended March 31, 2006, resulted from a deferred income tax benefit arising from the acquisition of the Five LLCs we acquired in July 2005. We anticipate that revenues will continue to grow and gross margins improve as we open more centers. In addition, those centers currently open will have a full period of operations. We also anticipate that our costs will increase as we increase staff and facilities in proportion to operations and in support of installing the systems and procedures and personnel necessary to establish compliance with our SEC reporting obligations. These obligations became effective in December 2005 upon the consummation of our reverse merger transaction more fully described in Note 1 to our unaudited condensed consolidated financial statements for the nine months ended March 31, 2006 included elsewhere herein.

The operating centers acquired in January 2006, April 2006 and in June 2006 are expected to assist in continuing our revenue and profitability growth.

LIQUIDITY AND CAPITAL RESOURCES:

We used approximately $116,000 net cash in operations. While our net profit approximated $62,000, substantial non-cash expenses such as debt discount and provision for bad debts increased cash flow, offset by net increases in components of working capital. The major increase in accounts receivable is attributable to additional centers in operation. In addition $538,000 in net pretax profit generated by Passaic and JFK is reflected in our results for the six month period ended December 31, 2005 but did not generate cash flow for the Company since this amount represented pre-acquisition earnings of the sellers.

We used net cash in investing activities of approximately $466,000. The major uses included a reduction of advances to affiliates as they were repaid, purchases of property and equipment for new centers (chambers and leasehold improvements) and investments in unconsolidated affiliates with whom we entered into joint venture agreements in the period.

We generated net cash from financing activities of $599,000 from $1,000,000 in convertible debenture financing, the private sale of common stock resulting in proceeds of $475,000, proceeds of a short term $125,000 note. These increases were offset by principal payments on capitalized leases, redemption of shares and associated costs incurred in connection with the reverse merger transaction more fully described in Note 1 to our condensed consolidated financial statements for the nine months ended March 31, 2006 included elsewhere herein.

In November 2005, holders of $2,000,000 principal amount of our convertible debentures elected to convert to shares of our common stock, in accordance with the terms of those debentures. The elimination of this debt obligation greatly improved our liquidity. In addition, pursuant to the Contribution Agreements consummated July 1, 2005 we acquired net assets in the amount of $2.2 million, which primarily included $1.1 million in cash and $3.1 million in accounts receivable, $860,000 of property and equipment reduced by accounts payable of approximately $107,000, amounts due to affiliates and minority interests approximating $1.1 million and capital lease obligations of approximately $515,000. In addition, deferred tax liabilities approximated $1.2 million.

We participate in a working capital accounts receivable financing with the group of affiliates commonly controlled by the Majority Members. As of March 31, 2006, $3.2 million of this $5 million facility was outstanding. The use of these funds, if required to support our operations in the future, would be dependent upon satisfying borrowing base requirements at the time and the existence of remaining availability under the line, which expires June 2008. Effective in April 2007 we acquired the remaining centers under common ownership by the Majority Members, who are also major stockholders of the Company. Consequently all entities participating in the bank line of credit are now under common control of the Company.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on May 15, 2006.

Dated: June 23, 2006

THE CENTER FOR WOUND HEALING, INC.

Signature	Title	Date
/s/ Phillip Forman Phillip Forman	Chief Executive Officer	June 23, 2006

/s/ Dr. John Capotorto Dr. John Capotorto	Principal Accounting Officer	June 23, 2006

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.