Form 10KSB
period 2006-06-30
Center for Wound Healing, Inc.
filed 2007-06-06
CIK 799194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-5137

THE CENTER FOR WOUND HEALING, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	87-0618831
(State or jurisdiction of Incorporation or organization	(IRS Employer ID Number)

Issuer’s telephone number, including area code: (732) 726-3200

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the year ended June 30, 2006 were $19,050,928.

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2006 was approximately $23,671,788.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date. As of June 1, 2007, there were 22,765,781 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THE CENTER FOR WOUND HEALING, INC.

Report on Form 10-KSB

For the Fiscal Year Ended June 30, 2006

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding The Center for Wound Healing, Inc. (the “Company” or “CFWH”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to; limited history of operations; need for additional financing; competition; dependence on management; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

As used in this annual report, “we”, “us”, “our”, “CFWH”, “Company” or “our company” refers to The Center for Wound Healing, Inc. and all of its subsidiaries and affiliated companies.

Business Development and Recent Events after Date of Report:

The Center for Wound Healing, Inc. (“CFWH” or the “Company”), formerly known as American Hyperbaric, Inc., was organized in the State of Florida on May 25, 2005. CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” throughout the United States. These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. CFWH can be contracted to startup and manage the wound care program or offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. On December 9, 2005, CFWH completed a “reverse acquisition” transaction with Kevcorp Services, Inc. (“Kevcorp”), a publicly-held Nevada corporation, in which Kevcorp acquired all the assets and assumed all of the liabilities of CFWH, in consideration for the issuance of a majority of Kevcorp’s shares of common stock pursuant to an Agreement and Plan of Reorganization. The transaction was a tax-free reorganization. Following the reorganization, CFWH became a wholly-owned subsidiary of Kevcorp. After this transaction closed, in December 2005 CFWH amended its Articles of Incorporation and changed its name to The Center for Wound Healing, Inc. CFWH is headquartered in Iselin, New Jersey

On April 7, 2006, we acquired the majority membership interests in 12 individual limited liability companies (the “Twelve LLCs”) from the holders of these companies’ majority members (the “Majority Members”) pursuant to the rights granted to us by the Majority Members of the Twelve LLCs in December 2005. As a condition precedent to the purchase contract we closed on a financing transaction resulting in $5,500,000 and $4,912,500 in gross and net cash proceeds, respectively, to fulfill our operational and expansion plans.

The purchase price for the Twelve LLCs consists of the following:

•	$2 million in cash;

•

4,794,210 shares of our common shares of the Company such that the Majority Members would hold an aggregate of fifty-six percent (56%) of the issued and outstanding shares of common stock of the Company on the closing date;

•

The right by the Majority Members to be granted an additional 2,333,333 common shares of the Company such that their aggregate ownership would remain 56% taking into account up to 1,833,333 common shares into which the investor warrant described below may be converted, but not taking into account other common shares issuable upon conversion of options or warrants. This represents a ratio of 0.42424 shares of common stock issuable to the Majority Members (in the aggregate) for each for each common share issued to the investor upon warrant conversion. This assumes that interest on the senior convertible debenture described in the next paragraph is paid in cash. However, the investor has the option to receive shares in lieu of cash for interest on its debenture, which could result in the issuance of additional shares.

On April 7, 2006, the Company simultaneously received $5.5 million in gross proceeds ($4,912,500 after placement agent fees and other offering costs, plus an additional 150,000 common shares issued to the placement agent), in exchange for its secured convertible debenture issued to DKR Sound Shore Oasis Holding Fund Ltd (“Oasis”) ($5.1 million) and Harborview Master Fund LP ($0.4 million), together the “Bondholders”. The debenture was originally due on April 7, 2007. As provided in the agreement, the due date was extended to September 7, 2007 since the shares underlying the Oasis warrants were not registered. The debentures are convertible at the option of the Bondholders into common shares, at $3 per common share (subject to adjustment) at any time and in any amount prior to maturity. However, the debenture is subordinated to a line of credit from the Signature Bank and cannot be repaid prior to the full satisfaction of the bank line. This debenture bears interest at 8% per annum, payable in cash or in common shares at the conversion price (subject to certain eligibility requirements). $2,000,000 of the proceeds of the debenture was paid to the Majority Members as partial consideration for the simultaneous acquisitions of the Twelve LLCs previously discussed.

If the Company fails to meet EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) targets as specified under the debenture, the conversion price of the debentures is adjusted downward. As of June 30, 2006 the conversion price of each class of Debentures has been automatically reduced by $.50 per share to $2.50. In each of the next four quarters, the Company is required to achieve $4 million in EBITDA. For each period the Company does not achieve these EBITDA targets, the conversion price of the Debenture is reduced by an additional $.50 per share. However, the conversion price cannot be less than $2.00 per share. Through March 30, 2007, these targets were not met and the conversion price was reduced to $2.00. Among other conditions, the Company is required to file a registration statement covering the common shares issuable in the event of conversion of the debenture into common shares and for common shares issuable upon exercise of the Oasis warrants.

In addition, each Bondholder received a series of five year common stock purchase warrants with exercise prices ranging from $4.00 to $5.00 per share for an aggregate of 2,750,000 common shares. If the Company fails to file a registration statement by April 7, 2007, the holders of the warrants will receive the option to exercise the warrants on a “cashless” basis.

Of these warrants, 916,667, exercisable at $4.00 per common share, are exercisable on their 11 month anniversary of issuance and are callable at the option of the Company until exercisable. Should the Company not exercise its call right, the due date of the convertible debenture is extended to September 7, 2007. All other warrants are immediately exercisable.

Because the senior convertible debentures are immediately convertible, and can be converted at a price on the date of sale ($3.00 per share) which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500.000. Consequently, the entire $5,500,000 was allocated to the beneficial conversion feature, $2,108,240 and to the warrants, $3,391,760, using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of June 30, 2006, were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. As of June 30, 2006, the remaining unamortized discount of $842,863 has been reflected as a reduction of the senior convertible note. This amount will be amortized to expense to the un-extended maturity date of the senior convertible debenture of April 7, 2007.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred and will continue to incur damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each Bondholder for each month the Registration Statement is not filed up to a maximum of 9% per Bondholder. The maximum damages amount to $495,000. As of April 7, 2007 the Company has not filed a Registration Statement which could require the full payment of $495,000. As of June 30, 2006, the Company recorded an accrual for damages amounting to $82,500. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised by “Oasis”.

On February 28, 2007 Oasis issued a Default Notice to the Company because of the Company’s failure to timely file this annual report on Form 10KSB, the cessation of the Company’s securities being listed or quoted on the Over-the-Counter Bulletin Board of the NASD, and the Company’s failure to file a Registration Statement within 60 days of the Registration Rights Agreement. As a result of these defaults the Company incurred a $1,650,000 penalty (30% of the principal amount of the debenture), as provided for in the Debenture Agreement. On March 1, 2007, Signature Bank issued a “blocking letter” that, among other things, precluded the debenture holders exercising any of the remedies as provided for in the Debenture Agreement. On May 31, 2007 the Company, its debenture holders and Signature Bank negotiated a restructuring of the Company’s senior secured loan and the secured debenture. Among other things, the debenture holders withdrew their default notice and all alleged defaults under both agreements were waived.

Pursuant to the third amendment to the credit facility effective May 2, 2007, the bank extended the line’s maturity to February 29, 2008, and increased the revolving credit line to $6,000,000 at substantially the same interest rates and secured by the same collateral. The Company also received the proceeds from a $1,500,000 term loan payable in six equal monthly principal installments of $33,333 commencing September 1, 2007, with the balance due February 29, 2008.

The amended agreement requires the Company to maintain certain financial covenants and ratios, limits capital expenditures and additional indebtedness, and prohibits dividends and distributions to minority interest without prior approval. The Company is required to assign the aggregate proceeds of key man life insurance of $12,500,000 on the lives of the Company’s CEO and two directors. The two directors have personally guaranteed the debt.

In September 2003, one Minority Member agreed to loan up to $500,000 to two of the Company’s LLCs. The amount outstanding at June 30, 2006 and 2005 is $400,000 and $345,000, respectively. These liabilities are included in the financial statements under the caption Notes Payable. The loans bear interest at the prime rate plus 1%. As of June 30, 2006 and 2005, the interest rate was 9.25% and 7.25%, respectively. The average balance outstanding under the agreement was $295,000 in fiscal 2006 and $345,000 in fiscal 2005, with a maximum month-end balance outstanding of $400,000 in 2006 and $345,000 in 2005. The advances were repaid in full on September 5, 2006 and the loan agreement was cancelled.

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 31, 2007 by $504,778 and the $495,000 in damages referred to in the second preceding paragraph. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt requires a $1,000,000 payment to the bondholders on June 21, 2007 of which $800,000 is a principal reduction and $200,000 is a “consent fee” to restructure the debentures. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration will be charged to operations as additional interest from the restructure date to December 31, 2007, the initial maturity date of the debentures. On the initial maturity date the company has the option to repay the outstanding principal and accrued interest thereon, or it may extend the maturity to March 31, 2008 if it has paid an additional $1,200,000 in principal payments and an additional consent fee of $300,000 by December 31, 2007. Should the Company exercise this maturity extension option, the additional consideration payment of $1,650,000 would also be extended to March 31, 2008. Failure to pay the $300,000 consent fee and the $1,200,000 in principal payments, if the debenture is not paid off in full at December 31, 2007, may result in the debenture holders, among other items, to appoint a majority of the Company’s Board of Directors and to sell any and all of the Company’s interests in its operating LLCs sufficient to satisfy all amounts owed to them.

The restructured debentures contain financial covenants and restrictions substantially the same as those contained in the restructured bank agreement. The Company has also agreed to assign the proceeds from $5,000,000 key man life insurance policy on the life of its CEO to the bondholders. Additionally, if the Company fails to repay the debentures and accrued interest by the maturity date, the bondholders will have the right, among other items, to appoint a majority of the Company’s Board of Directors and to sell any and all of the Company’s interests in its operating LLCs sufficient to satisfy all amounts owed to them.

On April 12, 2006, the Company entered into an Exchange Agreement, effective April 1, 2006, with Atlantic Associates, LLC (“AA”) and its three members (“AA members”), one of whom is an officer of the Company. Pursuant to this arrangement, the AA members exchanged their interests in AA for shares of common stock of the Company. AA owns a 60% interest in Modern Medical,

LLC and Modern Medical Specialties, Inc., collectively “Modern Medical”. Each entity has a contract with a hospital to provide wound care hyperbaric services. The purchase price for this transaction consisted of $300,000 and 100,000 restricted shares of common stock. Two members received $50,000 and 20,000 shares each, while the officer of the Company received $75,000 and 60,000 restricted shares. As part of the transaction, $125,000 was paid to the remaining 40% shareholder of Modern Medical as a reimbursement of his expenses. In addition, the Company entered into a $15,000 a month consulting fee arrangement with this shareholder wherein the shareholder will provide general consulting services to promote the Company’s business. The Company also entered into a management fee arrangement wherein this shareholder manages the daily operations of a Company facility for $25,000 a month and receives a 25% distribution of the facility’s profits as defined. The total net assets acquired in this transaction were approximately $94,000.

Redemption of Minority Interests. Effective on May 1, 2006, the Company entered into agreements with certain minority members of the three LLCs, to redeem their minority interests. These minority members received an aggregate of 162,519 common shares of the Company in exchange for their minority interests. These aggregate minority interests had a recorded value approximating $225,775 included in Minority Interest in consolidated subsidiaries in the accompanying condensed consolidated balance sheet as of March 31, 2006.

On June 16, 2006, the Company closed on a contribution agreement, effective June 1, 2006, to acquire Far Rockaway Hyperbaric, (“Far Rockaway”) for $5 million. The consideration consisted of $1,000,000 in cash on closing, 615,385 shares of the Company’s common stock valued at $3.25 per share, based upon the closing price of the stock on the date of the acquisition, a two year promissory note in the amount of $1,350,000 bearing interest at 8% per annum, and a 60 day promissory note in the amount of $650,000 bearing interest at 8% per annum. The 60 day note was repaid on August 9, 2006. The common shares are covered by a piggy-back registration rights agreement, subject to a lock-up agreement. The two year note is collateralized by the assets of Far Rockaway and Atlantic Hyperbaric, LLC (“Atlantic”), with interest payable quarterly, and principal and unpaid interest due in full upon maturity. As further consideration, the Sellers shall own and collect all receivables billed and collected by the hospitals (St. John’s Episcopal Hospital and Interfaith Hospital), but not yet remitted, serviced by Far Rockaway prior to closing. Other conditions to this transaction included:

1. The execution of consulting agreements with each of the Far Rockaway individual sellers comprising the majority membership of Far Rockaway whose primary duties are to maintain the hospital relationships and participate in collection activities. Among other things, these agreements provide each consultant with a minimum $50,000 annual compensation plus additional payments related to achieving performance in excess of certain minimum treatments per month, and expire only when CFWH’s business relationship with the aforementioned hospital is terminated in its entirety. Each consultant is required to devote the time necessary to perform the services; and,

2. Reimbursement to the Sellers of approximately $72,000 in certain expenses as directed by the Sellers.

Sellers controlling an aggregate 51% interest in Far Rockaway are principals in an entity that currently rents medical equipment to the Company under lease arrangements for medical chambers that are in use at various Company LLCs. These arrangements have been accounted for as capitalized lease obligations in the accompanying consolidated financial statements. One of these LLCs is among the initial six LLCs acquired on July 1, 2005, and two are among the Twelve LLCs acquired on April 7, 2006, as discussed above. The seller of the remaining 49% interest in Far Rockaway is an entity owned in its entirety by a Majority Member of the Company.

Business of Issuer:

Hyperbaric Oxygen Treatment (“HBOT”) is a medical treatment administered by delivering one-hundred percent (100%) oxygen at pressures greater than atmospheric (sea level) pressure to a patient inside an enclosed chamber. This means that the pressure is typically 2 1/2 times greater than normal atmospheric pressure, causing blood to carry larger amounts of oxygen; bringing this oxygen to organs and tissues in the body. The increased pressure combined with the increased oxygen dissolves oxygen in the blood and throughout all body tissues and fluids at up to 20 times normal concentration. By doing so, wounds, particularly infected wounds, heal more quickly.

Hyperbaric oxygen acts as a drug, eliciting varying levels of response at different treatment depths, durations and dosages and has been proven effective as adjunctive therapy for specifically indicated conditions. The amount of pressure increase and the length of time under pressure are determined by the conditions being treated. Treatment pressures are usually between two and three times atmospheric and usually last from one to two hours at full pressure.

The US Food and Drug Administration (“FDA”) has approved HBOT to treat decompression sickness, gangrene, brain abscess, air bubbles in the blood, and injuries in which tissues are not getting enough oxygen. Oxygen is considered to be a drug by the FDA which must be prescribed by a physician or a licensed health care provider in order to help treat illnesses or health conditions.

HBOT does not compete with or replace other treatment modalities, however, it is now increasingly being used on an adjunctive basis in the management of a variety of disorders refractory to standard medical and surgical care and has been shown to be particularly effective in treating problem wounds, chronic bone infections, and radiation injury. In general, people are using HBOT to help themselves heal faster from surgeries and injuries.

At the CFWH Centers we contract with hospitals to supply hyperbaric oxygen chambers and manage facilities offering the services related to this treatment. Generally for each center we are provided with appropriate space requirements by the institution. We are responsible for the complete management of our services for each treatment scheduled; including non-medical staff and billing of patient services directly through the hospital for inclusion in a patient’s overall billing. We also are responsible for designing and installing the necessary leasehold improvements of the hospital provided space and supplying the appropriate number of hyperbaric chambers, based upon anticipated demand. We generally either acquire the chambers under three year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying condensed consolidated financial statements) or we rent the units from third parties for which we pay a per use (treatment) fee. This has allowed us to leverage our resources and maximize the number of centers that we can support. As our operation grows, we have the ability to transfer chambers between institutions in order to balance demand and maximize the use of our resources. Our principal executive office is located at 517 Route 1 South, Suite 3060, Iselin, NJ 08830.

CFWH has entered into separate multi-year operating agreements to startup and manage the wound care programs in 39 hospitals, which offer turnkey operations including the furnishing of hyperbaric oxygen chambers to each hospital (for the period ending June 30, 2006, the CFWH had 27 of the 39 agreements operational). Although there can be no assurance that we will be successful in each instance, our plan at each center requires a multi-year committed contract term with a fixed and or variable fee schedule based on paid hyperbaric treatments and wound care procedures. This fee is adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset), our start-up costs, including recruiting and training of personnel, and the amortization of chamber lease financing.

CFWH is a provider of contract services for wound care and Hyperbaric Medicine in the United States. Through medical leadership based upon a multi-disciplinary team of physicians and defined clinical standards, CFWH is committed to achieving patient results while simultaneously providing both physicians and hospitals professional and economic opportunities.

The goal of the physician-founders of CFWH is to bring HBOT into the mainstream of wound and non-emergent treatment modalities. In 1997, at the time of CFWH inception, hyperbaric therapy was already well regarded in emergency medicine but was not a recognized modality in the treatment of non-healing wounds, particularly within the vascular community. CFWH has begun to form strong bonds with the vascular and podiatric communities in order to integrate HBOT as a core modality.

CFWH’s individualized therapies, established protocols and proactive care and case management has proven successful in treating chronic wounds that have previously resisted healing with outcomes exceeding national averages. In all of its centers, CFWH utilizes a best practice model enhanced by nationally accepted wound care algorithms to significantly improve the medical results for patients with chronic non-healing wounds.

In addition to wound healing management, CFWH also provides Hyperbaric Oxygen Therapy as an adjunct treatment modality to enhance the body’s natural healing abilities and to strengthen the body’s immune system. This is resulting in more rapid and comprehensive healing powers for patients. HBOT is a simple, non-invasive, painless treatment that has been proven to benefit patients presenting with Center for Medicare and Medicaid Services approved indications, including:

•	Acute arterial insufficiency

•	Osteomyelitis

•	Radiation injury/necrosis

•	Necrotizing infection

•	Compromised skin grafts and flaps

•	Diabetic wounds of the lower extremities

To measure the effectiveness of our wound management program, CFWH has developed a functional assessment scoring system to measure the healing of a wound. In addition, CFWH has developed a proprietary tracking software and database of over 1,000 patient outcomes that have been collected over the past four years. In reviewing the data collected, CFWH has registered healing rates of close to 80% in 5-6 weeks of combination local wound care and HBOT. This group of patients falls within the high risk category that would otherwise require amputation. Instead, less than eight percent of this patient population will undergo amputation. This is well below national benchmarks consistently reporting amputation rates over 20% in the high risk group.

Competition:

Our principal competition in the chronic wound care market consists of specialty clinics that have been established by some hospitals or physicians. Additionally, there are a number of private companies that provide wound care services through an HBOT program format. In the market for disease management products and services, we face competition from other disease management entities, general health care facilities and service providers, biopharmaceutical companies, pharmaceutical companies and other competitors. Many of these companies have substantially greater capital resources and marketing staffs, and greater experience in commercializing products and services than we have. In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with our chronic wound program. There can be no assurance that we will be able to enter into co-marketing arrangements with respect to these products or that we will be able to compete effectively against such companies in the future.

As the FDA issues formal approvals of HBOT as treatment for specific illness, both physician and patient awareness will continue to increase as to the benefits of using HBOT.

Marketing:

CFWH conducts market awareness programs and advertising to promote the utilization of its centers among medical professional, care givers, and patients. A multifaceted marketing approach is used to create awareness of the Center’s capabilities and to secure appropriate referrals. This approach is implemented over several months and features:

•	Educational lectures and dinners with Homecare Agencies, Nursing Homes and Physicians (both individual and group practices)

•	Grand Opening ceremony

•	Outcome data presented at annual Vascular Conferences

•	Sponsored healthcare events for the community

•	Distribution of collateral materials

•	Media advertising –both radio and print

•	Sponsorship of local and national Podiatry Society Meetings and Lectures

•	Efforts to secure patients from other local hospital’s medical staffs

•	Efforts to establish substantial business key physicians in the area particularly major PCP groups

Government Regulation:

Our operations and the marketing of our services are subject to extensive regulation by numerous federal and state governmental authorities in the United States. We believe that we are currently in substantial compliance with applicable laws, regulations and rules. However, we cannot assure you that a governmental agency or a third party will not contend that certain aspects of our business are either subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal and civil penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on our business.

Any change in current regulatory requirements or related interpretations by or positions of, state officials where we operate could adversely affect our operations within those states. In states where we are not currently located, we intend to utilize the same approaches adopted elsewhere for achieving state compliance. However, state regulatory requirements could adversely affect our ability to establish operations in such other states.

Various state and federal laws apply to the operations of health care providers including, but are not limited to, the following:

Licensure:

Certain health care providers are required to be licensed by various state regulatory bodies. However, if we are found to not be in compliance, we could be subject to fines and penalties or ordered to cease operations which could have an adverse effect on our business.

False Claims Act:

The Federal False Claims Act and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements to the United States government or state government. Such requirements would apply to the hospital customers to which we provide wound care management services. Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government. As such “whistleblower” lawsuits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, health care providers affected are often unaware of the suit until the government has made its determination and the seal is lifted. The Federal False Claims Act provides for penalties equal to three (3) times the actual amount of any overpayments plus $11,000 per claim.

Fraud and Abuse Laws:

The Anti-Kickback Law

The federal Anti-Kickback law prohibits the solicitation, payment, receipt or offering of any direct or indirect remuneration in exchange for the referral of Medicare and Medicaid patients or for purchasing, arranging for or recommending the purchasing, leasing or ordering of Medicare or Medicaid covered services, items or equipment. The Anti-Kickback law is an intent based statute, which means that it is violated only if the party intends to induce the referral of Medicare or Medicaid patients or the purchase, lease, or ordering of a good, item, or services reimbursable by Medicare or Medicaid. Nevertheless, federal courts have broadly construed the intent standard and held that it is satisfied even if only one purpose of the referral is to induce a prohibited referral.

The Center for Medicare and Medicaid Studies (“CMS”) has promulgated regulations containing “safe harbors” which protect certain activities from prosecution under the federal Anti-Kickback law. A safe harbor immunizes from criminal or civil penalties certain payment or business practices that are prohibited by the Anti-Kickback law. In order to have protection under the safe harbor, a party must comply with each requirement of the applicable safe harbor. However, falling outside a safe harbor does not mean the arrangement is illegal, but means that the arrangement will be evaluated based on a facts and circumstances test to determine whether the party intends to induce the referral of Medicare or Medicaid patients or the purchase, lease, or ordering of a good, item or service reimbursable by Medicare or Medicaid. While we believe that our operations and marketing are in compliance with the Anti-Kickback law and certain of the safe harbors, there are no assurances that the Office of Inspector General (“OIG”) OIG or other governmental authority will agree with that belief.

The OIG from time to time publishes its interpretations on various fraud and abuse issues and about fraudulent or abusive activities OIG deems suspect and potentially in violation of the federal laws, regulations and rules. If our actions are found to be inconsistent with OIG’s interpretations, such actions could have a material adverse effect on our business.

Violations of these fraud and abuse laws may result in fines and penalties as well as civil or criminal penalties for individuals or entities, including exclusion from participation in the Medicare or Medicaid programs. Several states have adopted similar laws that cover patients in both private and government programs. Because the fraud and abuse laws have been broadly interpreted, they limit the manner in which we can operate our business and market our services to, and contract for services with, other health care providers.

The Stark Law:

Federal and some state laws prohibit physician referrals to an entity in which the physician or his or her immediate family members have a financial interest for provision of certain designated health services that are reimbursed by Medicare or Medicaid. Outpatient prescription drugs are one of the designated services. We believe we have structured our operations to comply with these provisions but no assurances can be given that a federal or state agency charged with enforcement of the Stark Law, its regulations, or similar state laws might not assert a contrary position. In addition, periodically, there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. We cannot assure you that the federal government, or other states in which we operate, will not enact similar or more restrictive legislation or restrictions or interpret existing laws and regulations in a manner that could harm our business.

Professional Fee Splitting:

The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit entities not solely owned by physicians, including, us, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to judicial and regulatory interpretation and while we have attempted to structure our relationships with physicians and our operations in a manner that complies with these requirements, there is no assurance that various state regulators will agree that we are in compliance.

Professional Licenses:

State laws prohibit the practice of medicine without a license. We believe that our arrangements with physicians and physician groups are structured in a manner that precludes a determination that we are practicing medicine. Nevertheless, a state could consider our activities to constitute the practice of medicine. If we are found to have violated these laws, we could face civil and criminal penalties and be required to reduce, restructure or even cease our business in that state.

HIPAA:

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers, and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud.

HIPAA also contains certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. The United States Department of Health and Human Services (“HHS”) has issued regulations implementing the HIPAA administrative simplification provisions and compliance with these regulations became mandatory for our facilities on October 16, 2003. Although HHS temporarily agreed to accept noncompliant Medicare claims, The Center for Medicare and Medicaid Services (“CMS”) stopped processing non-HIPAA-compliant Medicare claims beginning October 1, 2005. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The Administrative Simplification Provisions of HIPAA require HHS to adopt standards to protect the security and privacy of health-related information. In February 2002, HHS issued final rules concerning the security standards, do not require the use of specific technologies, e.g., no specific hardware or software is required, but instead require health plans, health care clearinghouses and health care providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability. The compliance deadline was April 2005.

With respect to the privacy standards, HHS published final rules in December of 2000. However, on August 14, 2002, HHS published final modifications to the privacy standards. The final modifications eliminate the need for patient consent when the protected information is disclosed for treatment payment issues or health care operations. In addition, the final modifications clarified the requirements related to the authorizations, marketing and minimum necessary disclosures of information. All health care providers were required to be compliant with the new federal privacy requirements no later than April 14, 2003. HIPAA privacy standards contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by HIPAA privacy regulations can result in the following fines and/or imprisonment: (i) civil money penalties for HIPAA privacy violations are $100 per incident, up to $25,000, per person, per year, per standard violated; (ii) a person who knowingly and in violation of HIPAA privacy regulations obtains individually identifiable health information or discloses individually identifiable health information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (iii) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (iv) if the offense is done with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

We must meet the various HIPAA standards by the deadlines noted above. The decentralized nature of our operations could represent significant challenges to us in the implementation of these standards. If we are found to not be in compliance, we could be subject to fines, penalties and other actions which could have an adverse effect on our business.

Confidentiality:

Under federal and state laws, we must adhere to stringent confidentiality regulations intended to protect the confidentiality of patient records. We believe our operations are in compliance with these laws but we could be subject to claims from patients as well as charges of violations from regulators and such claims or charges could have a material adverse effect on our business.

Ongoing Investigations:

Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements and referral and billing practices. We believe our current and planned activities are substantially in compliance with applicable legal requirements. We cannot assure you, however, that a governmental agency or a third party will not contend that certain aspects of our business are subject to, or are not in compliance with, such laws, regulations or rules, or that state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor, or that future interpretations of such laws will not require structural or organizational modifications of our existing business or have a negative impact on our business. Applicable laws and regulations are very broad and complex, and, in many cases, the courts interpret them differently, making compliance difficult. Although we try to comply with such laws, regulations and rules, a violation could result in denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules, or reform of the structure of health care delivery systems and payment methods, could have a material adverse effect on our business.

Intellectual Property:

Our success depends in part on our ability to maintain trade secret protection and operate without infringing on or violating the proprietary rights of third parties. In addition, we also rely, in part, on trade secrets, proprietary know-how and technological advances which we seek to protect by measures, such as confidentiality agreements with our employees, consultants and other parties with whom we do business. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known, be independently discovered by others or found to be unprotected.

Our Subsidiaries:

Name of Subsidiary	Jurisdiction of Incorporation of Organization
NY Hyperbaric, LLC	New York
Forest Hills Hyperbaric, LLC	New York
Scranton Hyperbaric LLC	Pennsylvania
JFK Hyperbaric LLC	New Jersey
Trenton Hyperbaric, LLC	New Jersey
Newark BI LLC	New Jersey
Passaic Hyperbaric, LLC	New Jersey
St Josephs Hyperbaric LLC	New York
Greater Bronx Hyperbaric LLC	New York
Elise King, LLC	New York
South Nassau Hyperbaric	New York
New York Hyperbaric & Wound Care Centers LLC	New York
New York Hyperbaric & Wound Care Centers LLC	Delaware
VB Hyperbaric, LLC	New York
Maimonides Hyperbaric, LLC	New York
The Square Hyperbaric, LLC	New York
South N Hyperbaric LLC	New York
Muhlenberg Hyperbaric LLC	New Jersey
Lowell Hyperbaric LLC	Massachusetts
Center for Wound Healing, LLC	New York
New Jersey Hyperbaric, LLC	New Jersey
Far Rockaway Hyperbaric, LLC	New York
Atlantic Hyperbaric, LLC	New York
Atlantic Associates, LLC	New Jersey
CEF Products, LLC	New York
CMC Hyperbaric, LLC	Pennsylvania
Raritan Bay, LLC	New Jersey
South Ocean County Hyperbaric, LLC	New Jersey

Employees

The Company consists of over 140 full-time employees coming from various backgrounds. In addition to over 100 physicians accredited in hyperbaric medicine, including some of the top physicians practicing in vascular surgery today, the Company boasts a number of ex-hospital executives, registered nurses, financial professionals, and business executives. To ensure and facilitate the successful planning, implementation and continued operations of our numerous wound care centers, our team also utilizes architects, engineers, contractors, and healthcare attorneys. Currently, CFWH provides management and operations for 27 hospital-based hyperbaric and wound programs.

ITEM 2.	Description of Properties:

Our headquarters are located in Iselin, NJ. We lease this 4,032 square foot facility under a lease through 2011 at a rate of $8,400 per month.

Minimum payments under non-cancelable operating lease obligations for office space at June 30, 2006 are as follows:

Years Ending June 30,
2007	$219,063
2008	236,284
2009	236,284
2010	236,284
2011	244,546
Thereafter	781,100

Rent expense under all operating leases in fiscal year ended June 30, 2006 was $228,983 and $6,833 in 2005. Included in rent expense for 2006 is a termination fee of $72,750, representing the costs to terminate the lease for the Company’s former corporate headquarters earlier than the contract date. The Company surrendered its security deposit and will pay $60,750 in cash in fiscal 2007 to effect this termination. The fiscal 2007 cash payment is reflected in the 2007 minimum payments above and as a liability at June 30, 2006.

Our wound care units operate hospital outpatient Wound Care Center programs in facilities which are owned or leased by the hospitals.

ITEM 3.	Legal Proceedings:

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

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended June 30, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:

Our common stock was quoted on the Over-The-Counter Bulletin Board system and the National Association of Securities Dealers (NASD) Electronic Bulletin Board under the symbol “CFWH.OB.” On November 16, 2006, The Center for Wound Healing,

Inc., as a result of being unable to timely file its annual report on Form 10-KSB, was no longer being quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc. but was being reported on the ‘pink sheets” under the symbol “CFWH.PK.”

The closing price of our common stock on May 31, 2007, as reported on the “pink sheets” was $2.75 per share. The high and low closing bid information for our common stock is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker.

Quarter Ended	High	Low
June 2005	$0.10	$0.10
September 2005	$0.10	$0.10
December 2005	$0.10	$0.10
**

March 2006	$10.10	$4.00
June 2006	$5.50	$2.50
September 2006	$5.25	$3.25
December 2006	$8.75	$2.50

March 2007	$3.75	$2.75

**	Effective as of the opening of business on February 15, 2006, our 1-for-10 reverse stock split of our issued and outstanding Common Stock was effective.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Holders:

As of June 1, 2007, there were approximately 229 shareholders of record of our common stock.

Dividends:

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Instead, we intend to retain our earnings, if any, to finance the expansion of our business. The declaration and payment of dividends in the future, if any, will be determined by the board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent sales of unregistered securities:

During the period covered by this annual report, we have sold securities pursuant to the following transactions, all of which were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

In September 2005, the Company completed a private placement pursuant to which it issued unsecured convertible debentures (the “2005 Debentures”) in the aggregate principal amount of $2,000,000. The private placement was completed in separate closings of $1,000,000 in each of June 2005 and September 2005. In addition, 1,000,000 detachable warrants were issued to the debenture holders, which were immediately exercisable at $2.00 per share.

The 2005 Debentures were due and payable two years from the date of issuance, unless earlier converted. The 2005 Debentures bore interest at 10% per annum, which was payable quarterly. The Company reserved the right to satisfy any payment of interest under the 2005 Debentures in common stock of the Company at the closing price, which common stock issuance may accrue until conversion or redemption. At any time after the original issue date until the 2005 Debentures are no longer outstanding, the 2005 Debentures were convertible into the Company’s common stock at the option of the holder. In the three months ended December 31, 2005, all holders of the 2005 Debentures elected to convert all principal at an exercise rate of $1.34 and to forego receiving accrued interest. Under the anti-dilutive provisions of the convertible debentures and the warrants, the number of warrants was increased to 1,492,538 at an exercise price of $1.34 per share. As of June 30, 2006, these warrants are outstanding.

The Company also issued 150,000 shares of common stock to certain placement agents. During July 2005, the Company entered into Contribution Agreements with five limited liability companies (the “Five LLCs”) whereby three members (the “Majority Members”) of the Five LLCs agreed to exchange their respective interests, in each instance constituting majority ownership, in the Five LLCs for an aggregate of 6,600,000 shares of common stock of the Company to the sellers.

In December 2005, the Company sold 354,478 shares of its common stock to private investors at $1.34 per share and received proceeds of $475,000. In addition, for each share purchased the investor received a two-year warrant to purchase one share of common stock at $2.00 per share.

On January 1, 2006, the Company acquired 92.5% of JFK Hyperbaric, LLC and 90.625 % of Passaic Hyperbaric, LLC (“Passaic”). The purchase price included the issuance of 1,833,667 shares of common stock of the Company to the sellers.

On April 7, 2006, the Company acquired the interests in twelve LLCs, the purchase price of which included the issuance of 4,794,210 shares of common stock of the Company to the sellers and the right by the sellers to be granted an additional 2,333,333 common shares of the Company taking into account up to 1,833,333 common shares into which the investor warrant described below may be converted.

On April 12, 2006, the Company entered into an Exchange Agreement, effective April 1, 2006, with Atlantic Associates, LLC (“AA”) and its members (“AA members”), the purchase price of which included the issuance of 100,000 shares of common stock of the Company to the sellers.

Effective on May 1, 2006, the Company entered into agreements with certain minority members of the Five LLCs, JFK and Passaic to redeem their minority interests. These minority members received an aggregate of 162,519 common shares of the Company in exchange for their minority interests.

On June 16, 2006, the Company closed on a contribution agreement, effective June 1, 2006, to acquire Far Rockaway Hyperbaric, LLC, (“Far Rockaway”), the purchase price of which included the issuance of 615,385 shares of the Company’s common stock to the sellers.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, the 2006 Stock Option Plan. The information in this table is as of June 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders(1)	410,000	$3.98	1,590,000
Equity compensation plans not approved by security holders			—

Total	410,000	$3.98	1,590,000

(1)	Our 2006 Stock Option Plan permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 2,000,000 shares of our common stock, to employees, outside directors, and consultants.

Transfer agent:

Our transfer agent is Continental Stock Transfer & Trust Company. Its address is 17 Battery Place, New York, NY 10004.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operations:

GENERAL OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Actual operations and results may differ materially from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal government regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate revenues sufficient to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-KSB.

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” (“CFWH”) primarily in the mid-Atlantic and northeast parts of the country. These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals. We enter into separate multi-year operating agreements to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. Although there can be no assurance that we will be successful in each instance, our plans for each hospital center requires a multi-year committed contract term adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset); our start-up costs, including recruiting and training of personnel; and the amortization of chamber lease financing. Generally, the hospital provides us with appropriate space for each of our centers. We are responsible for the development and management of Hyperbaric Oxygen services, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately. We also are responsible, at our expense, for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate number of hyperbaric chambers, which is based upon the anticipated demand for this type of treatment. We acquire the chambers under three-year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying audited condensed consolidated financial statements). In addition, certain agreements stipulate a per treatment fee. For these agreements, payments are first applied against lease payments with the balance applied to consulting fees. This has allowed us to leverage our resources and maximize the number of centers that we can support. As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

On July 1, 2005, we acquired the majority ownership interest in six centers operating as individual Limited Liability Companies (“LLCs”) from a common group of three members (“Majority Members”) of each LLC. In each case these three members owned a controlling interest, generally at least 80% of each LLC. The Majority Members, two of whom are natural persons and medical professionals, devote their full time to the management of these and other affiliated centers.

Effective January 1, 2006, we acquired the majority interest in two centers operating as individual LLCs, JFK Hyperbaric and Passaic Hyperbaric, which were controlled by the Majority Members. The majority members owned a controlling interest of 92.5 % and 90.6% respectively, of each LLC.

On April 7, 2006, the Company acquired the Majority Members’ interests in 12 Limited Liability Companies pursuant to a right granted to the Company by the Majority Members in December 2005. These centers are New York Hyperbaric & Wound Care, a Delaware Company, Maimonides Hyperbaric, South N Hyperbaric, New York Hyperbaric & Wound Care, a New York Company, South Nassau Hyperbaric, Elise King, Newark BI Hyperbaric, Trenton Hyperbaric, Muhlenberg Hyperbaric, Forest Hills Hyperbaric, Lowell Hyperbaric, and Scranton Hyperbaric.

On April 12, 2006, the Company acquired Atlantic Associates, LLC which has a 60% interest in Modern Medical, LLC and Modern Medical Specialties, Inc. Pursuant to this arrangement, the members exchanged their interests for shares of common stock of the Company.

On June 16, 2006, effective June 1, 2006, the Company acquired Far Rockaway Hyperbaric, LLC and Atlantic Hyperbaric LLC from Med-Air Consultants, Inc and Braintree Properties, LLC. Atlantic Hyperbaric, LLC had an executed contract with a hospital to develop a hyperbaric program which has since been developed and is in full operation. Pursuant to this agreement, the prior members exchanged their interests for cash and shares of common stock of the Company.

RESULTS OF OPERATIONS:

The Company was formed on May 25, 2005, and as discussed previously, began operations with six centers on July 1, 2005. Consequently, the Company had no operations in the prior year’s comparable period. As more fully described in the footnotes to our audited consolidated financial statements, the Company acquired the interests of two additional LLCs effective January 1, 2006, and 12 additional LLCs effective April 1, 2006, from the Company’s Majority Members. Because of common control, these transactions have been recorded at the historical costs of the entities and results of operations have been included in the current year’s results of operations from July 1, 2005 as if the transactions had taken place on that date. Results of operations for the period from May 25, 2005 (the “Inception Date”) through June 30, 2005 reflect the transaction having occurred as of May 25, 2005.

Our revenues vary based on the demand for treatments and the utilization of our chambers. The demand from the hospitals for our services is dependent upon their abilities to attract patients and their reputation in the medical communities and the geographic areas they serve, as well as on the allowable rates and frequency of reimbursement by health care insurance providers, managed care providers, Medicare, Medicaid and others. We conduct market awareness programs and advertising to promote the utilization of our centers among medical professionals, care-givers and patients. Revenues fluctuate monthly with the number of days per month that the hospitals in which we operate our centers are open.

The following discussion and analysis of the results of operations for fiscal 2006 is not comparative with the prior period because the prior period only includes the results from the January and April 2006 acquisitions and these include operations for approximately one month from May 25, 2005 to June 30, 2005 because, in management’s opinion, such comparison is not informative. The results of operations for fiscal 2006 include the July 2005, January 2006 and April 2006 acquisitions for the entire year ended June 30, 2006 at their respective historical cost basis in a manner similar to a pooling of interests and the results of operations of the May 2006 and June 2006 acquisitions from the date they were acquired.

REVENUES:

Revenues for the year ended June 30, 2006 were $19.1 million

OPERATING EXPENSES:

Cost of service: Cost of services expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, as well as, depreciation relating to hyperbaric medical chambers and leasehold improvements, was $9.0 million or 47.3% of total revenues for the year ended June 30, 2006. As centers attain higher utilization levels, our gross margin may improve. For the fiscal year, the Company’s gross margin was 52.7%.

Sales and marketing: Sales and marketing expenditures were $.2 million or approximately 1.2 % of total revenues for the year ended June 30, 2006. These are costs related to educating physicians on the specialized services of hyperbaric medicine in our efforts to expand business opportunities.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, and professional fees. General and administrative costs were $6.2 million, approximately 32.5% of total revenues for the year ended June 30, 2006. General and administrative costs increased in the fourth quarter as we prepared to support the requirements related to being a publicly traded entity as well as anticipated future growth. The Company entered into employment agreements with its senior management and officers, which took effect December 1, 2005, and with additional officers in April 2006.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements and amortization of deferred financing costs and intangible assets, which aggregated $0.3 million or 1.6% of revenues in fiscal 2006. Depreciation relating to hyperbaric medical chambers and leasehold improvements at the facilities of $1.3 million (7.1% of revenues) has been classified in Cost of Services.

Bad debt expense: Bad debt expense was $1.7 million or 8.7 % of total revenues for the year ended June 30, 2006. Approximately one-third of this expense was associated with the July 2006 Chapter 11 bankruptcy filing of one of our centers.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $6.0 million or 31.6 % of total revenues for the year ended June 30, 2006. Interest expense in the fourth quarter increased $5.6 million primarily as the result of the issuance of $5.5 million in senior convertible debentures on April 7, 2006. Due to its beneficial conversion feature and the immediate conversion rights of the debenture into the Company’s common stock, as well as the value assigned to the warrants attached to the debenture, the Company was required to take an immediate non-cash interest charge of $4.7 million. The Company also incurred $300 thousand of debt discount associated with the $1 million of convertible debentures we sold earlier in the year, as well as the interest payable on those debentures.

Minority interest expense: Minority interest expense was $0.4 million or 2.3 % of total revenues for the year ended June 30, 2006. This expense varies directly with the results of operations of the entities having minority interests.

Equity in net loss of unconsolidated affiliates: Equity in net loss of unconsolidated affiliates was ($.05 million) or (0.3%) of total revenues for the year ended June 30, 2006.

Loss on disposal of property and equipment: The loss on disposal of property and equipment was $0.1 million or 0.5 % of total revenues. The loss on disposal of property and equipment primarily represents the unrecoverable net book value of leasehold improvements and equipment at a center in a hospital that filed for bankruptcy protection.

Other Expenses: Other Expenses were $0.1 million or 0.4 % of total revenues for the year ended June 30, 2006. This expense is related to a liquidated damages settlement with Oasis DKR, a holder of the aforementioned senior convertible debentures.

INCOME TAXES:

The expected tax benefit of $1.7 million that would normally be generated from the Company’s pretax loss of $5.0 million was not realized primarily due to the non deductibility of the non cash interest expense charged to operations. The income benefit recognized was $.5 million.

NET LOSS:

For the fiscal year ended June 30, 2006, the Company lost $4.5 million or $0.28 cents per diluted share. The loss was primarily due to the $6.0 million in interest expense incurred by the Company. Operating expense for the fiscal year was approximately $17.4 million. The Company anticipates that both its revenues and its gross margins will improve as we continue to implement our plan to increase chamber utilization and open additional wound care centers. The Company also anticipates that its costs will increase as it increases staff and facilities in proportion to operations and in support of installing the systems, procedures and personnel necessary to establish compliance with its SEC reporting obligations. These obligations became effective in December 2005, upon the consummation of the reverse merger transaction, which is more fully described in Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2006, included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash provided by operating activities was $1.3 million for the year ended June 30, 2006. While our net loss was $4.5 million, substantial expenses such as noncash interest charges for the beneficial conversion feature of senior convertible debentures of $2.1 million, interest charges for the fair value of warrants issued in connection with senior convertible and other debentures of $2.6 million, and debt discount and debt amortization of $.3 million, are non-recurring expenses. In addition, the increase in the provision for bad debts of $1.7 million was due to the bankruptcy filings of six of the hospitals in which we have centers. Gross accounts receivable increased $4.9 million for the year ended June 30, 2006, which was anticipated as it was our first full year of operations. These impacts were partially offset by an increase in (i) accounts payable and accrued expenses of $1.3 million (ii) income taxes payable of $.8 million and (iii) liability to former majority members of two LLCs of $.6 million.

Investing Activities: Net cash used in investing activities was $2.2 million for the year ended June 30, 2006. The primary uses of cash were for the purchases of property and equipment for new centers, including chambers and leasehold improvements of $1.6 million; costs of development of new properties and other assets of $.4 million and investments in unconsolidated affiliates with whom we entered into joint venture agreements in the period of $.2 million.

Financing Activities: Net cash provided by financing activities was $1.1 million for the year ended June 30, 2006. We received $8.2 million in proceeds from the issuance of our debt obligations during for the year ended June 30, 2006, made up of $5.9 million from the issuance of convertible debentures (net of $.6 million in financing costs), $1.1 million from our bank line, and $.6 million from the issuances of short term notes. We also generated $.5 million in cash from the issuance of our common stock. We made disbursements of $6.5 million for the year ended June 30, 2006, of which $2.0 million was paid as distributions to limited liability company members, and $2.3 million was paid to majority and minority members. In addition to these payments, we made principal payments on capital lease obligations in the amount of $1.4 million, $.6 million in repayments on notes and loans, $.4 million in repayment of minority member loans, and the payment of $.5 million for the redemption of common shares as a condition of the reverse acquisition transaction.

We participate in a working capital accounts receivable financing arrangement with Signature Bank, which expired on February 1, 2007. The use of these funds will be required to support our operations in the future and will be dependent upon satisfying borrowing base requirements, among other covenants. We were in violation of covenants of this agreement at June 30, 2006, for which we received a waiver from the bank in December 2006. On May 31, 2007 the Company and the bank executed revised terms of the Company’s borrowing relationship with the bank that among other things increases by $2.5 million to $7.5 million the total amount of funds the Company may borrow. The working capital line increases to $6 million from $5.5 million, and the bank is extending a $1.5 million term loan to the Company. Both the working capital line and the term loan mature on February 29, 2008. The term loan is payable in six monthly installments commencing September 1, 2007, and the balance is payable at maturity.

Although the automatic due date extension to September 7, 2007 of our senior convertible debentures became effective on April 7, 2007, we are in violation of other covenants of the debenture agreement. On February 28, 2007 the debenture holders provided management with a notice of default and acceleration of the due date. On May 31, 2007, the Company and the debenture holders negotiated revised terms to the debenture agreement that, among other things, allows the Company to extend the maturity of the debenture to March 31, 2008, increases the outstanding indebtedness for unpaid interest of $504,778 and damages of $495,000 to $6,499,778, and increases the interest rate from 8% to 9%. As additional compensation for renegotiating the agreement, the debenture holders will receive an extra $1,650,000 at maturity. The damages and the additional compensation will be charged to operations in fiscal 2007 as additional interest expense.

We believe that the revised and restructured terms of the senior bank debt and the debentures will provide sufficient liquidity for the Company to be able to finance our operations for the next twelve months.

ITEM 7.	FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Center for Wound Healing, Inc.

We have audited the accompanying consolidated balance sheets of The Center For Wound Healing, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year ended June 30, 2006 and the period from May 25, 2005 (inception) through June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Center for Wound Healing, Inc. as of June 30, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2006, and for the period May 25, 2005 (inception) through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

June 1, 2007

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	30-Jun-06	30-Jun-05
ASSETS
CURRENT ASSETS
Cash in bank	$3,804,217	$3,649,419
Accounts receivable, net of allowance for doubtful accounts of $1,954,097 and $678,078 respectively	9,964,755	3,273,160
Prepaid expenses and other current assets	187,847	20,201
Due from affiliates	—	369,335

Total current assets	13,956,819	7,312,115

Property and equipment, net	6,978,397	4,359,996
Investment in unconsolidated affiliates	130,325	—
Intangible assets	5,608,328	—
Deferred Tax Asset	157,216	19,694
Other assets	1,322,774	—

TOTAL ASSETS	$28,153,859	$11,691,805

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,800,518	$360,977
Current maturities of capital leases	2,012,968	1,183,158
Short-term borrowings	3,200,000	2,100,000
Notes payable	1,141,722	590,110
Notes Payable to Minority Members	70,943	509,727
8% Secured convertible debentures	4,657,137	950,000
Payable to former Majority Members	622,268	—
Income tax liability	802,000	—
Deferred tax liability	1,252,200	1,147,000
Due to affiliates	100,442	2,000,000

Total current liabilities	15,660,198	8,840,972

Notes payable, net of current maturities	1,479,143	—
Capital lease obligations, net of current maturities	1,758,353	1,858,290
Deferred tax liability	—	79,000
Minority interest in consolidated subsidiaries	1,085,362	531,558

TOTAL LIABILITIES	19,983,056	11,309,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 22,655,781 shares issued and outstanding	22,656	12,093
Additional paid-in capital	15,362,539	1,061,085
Accumulated deficit	(7,214,392)	(691,193)

TOTAL STOCKHOLDERS' EQUITY	8,170,803	381,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,153,859	$11,691,805

See notes to financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30, 2006	For the Period May 25, 2005 (Inception) to June 30, 2005
REVENUES
Treatment fees	$19,050,928	$1,062,781
Management fees	—	87,500

TOTAL REVENUE	19,050,928	1,150,281

OPERATING EXPENSES
Cost of services	9,016,479	402,785
Sales and marketing	228,518	16,000
General and administration	6,191,913	461,652
Depreciation and amortization	296,748	11,154
Management fees	—	—
Bad debt expense	1,648,439	74,354

TOTAL OPERATING EXPENSES	17,382,097	965,945

OPERATING INCOME	1,668,831	184,336

OTHER EXPENSE
Interest expense	(6,029,434)	(342,311)
Minority interest in net loss of consolidated subsidiaries	(433,903)	(48,465)
Equity in net loss of unconsolidated affiliates	(50,378)	—
Loss on disposal of property and equipment	(104,089)	—
Other expenses	(82,500)	—

TOTAL OTHER EXPENSE	(6,700,304)	(390,776)

NET LOSS BEFORE INCOME TAXES	(5,031,473)	(206,440)

PROVISION FOR INCOME TAXES (BENEFITS)
Current taxes	821,827	4,288
Deferred taxes	(1,319,016)	—

TOTAL PROVISION FOR INCOME TAXES (BENEFITS)	(497,189)	4,288

NET LOSS	$(4,534,284)	$(210,728)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.28)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	15,944,029	12,093,361

See notes to financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED JUNE 30, 2006	FOR THE PERIOD MAY 25, 2005 (INCEPTION) TO JUNE 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,534,284)	$(210,728)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	1,638,560	62,285
Interest charges for beneficial conversion feature of senior convertible debentures	2,108,240	—
Interest charged for fair valuation of warrants issued in connection with senior convertible and other debentures	2,723,024	50,000
Provision for bad debts	1,648,439	74,354
Deferred income taxes	(1,319,016)	—
Minority interest in net income of consolidated subsidiaries	433,903	48,465
Equity in loss of unconsolidated affiliates	50,378	—
Debt discount and debt amortization	300,000	300,000
Loss on disposal of property and equipment	104,089	—
Issuance of common shares for services	27,500	45,005
Issuance of common stock options for non-employee services	80,989	—
Interest accrued on convertible debentures	37,411	—
Amortization of stock options	477,898	—
Changes in operating assets and liabilities:
Accounts receivable	(4,892,312)	(1,062,781)
Prepaid expenses and other current assets	(166,970)	—
Accounts payable and accrued expenses	1,118,197	12,400
Current income tax liability	802,000	—
Cash collected for benefit of and payable to sellers of JFK and Passaic	622,268	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,260,314	(681,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(1,619,383)	—
Costs of development of new properties and other assets	(382,953)	—
Purchase of Far Rockaway	(1,000,000)	—
Purchase of Atlantic Associates	(300,000)	—
Cash proceeds from acquisitions	1,292,736	—
Investment in unconsolidated affiliates	(180,703)	—

NET CASH USED IN INVESTING ACTIVITIES	(2,190,303)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,449,269)	44,971
Advances from affiliates	(2,016,366)	—
Proceeds from issuance of senior convertible debentures	5,500,000	—
Proceeds from bank line of credit	1,100,000	175,000
Proceeds from issuance of convertible debentures with detachable warrants	1,000,000	1,000,000
Proceeds from issuance of common stock	475,000
Proceeds from issuance of other notes payable	71,551	—
Proceeds from issuance of notes payable	525,000	—
Cash held in escrow under subscription agreement with related party	(50,000)
Deferred financing costs related to issuance of senior convertible debentures	(606,500)	—
Repayment of notes and loans	(561,930)	(85,096)
Repayment of minority member loans	(438,784)	(40,000)
Distributions to LLC members	(1,988,915)	—
Net effect of redemption of common shares in reverse acquisition transaction	(475,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,084,787	1,094,875

NET INCREASE IN CASH AND CASH EQUIVALENTS	154,798	413,875
CASH OF POOLED SUBSIDIARIES - MAY 25, 2006		3,235,544
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,649,419	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,804,217	$3,649,419

See notes to financial statements.

The Center for Wound Healing, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended June 30, 2006	For The Period From May 25, 2005 (Inception) to June 30, 2005
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the year for:
Interest	$841,207	$41,200

Income Taxes	$119,491	$4,289

Noncash financing activities:

Equipment acquired through capital lease obligations	$1,371,913	$—

Issuance of common stock in connection with acquisitions of interests in limited liability companies	$4,512,444	$—

Issuance of common stock in connection with redemption of certain minority interests:	$225,775	$—

Issuance of common stock in connection with conversion of 2005 convertible debentures	$1,937,411	$—

Warrants to purchase 62,500 shares of common stock issued in connection with note payable	$125,000	$—

Issuance of common stock for services in connection with issuance of 2006 convertible debentures	$600,000	$—

Issuance of common stock for services	$27,500	$45,005

Issuance of debt in connection with Far Rockaway acquisition	$2,000,000	$—

See notes to financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MAY 25, 2005 (INCEPTION) TO JUNE 30, 2006

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total
	Shares	Amount
Balances at May 25, 2005 (Inception), retroactively reflective of all stock splits	—	$—	$—	$—	$—
Issuance of common stock to founders	4,500,484	4,500	40,505	—	45,005
Net effect of redemption of 1,629,605 of 2,529,605 common shares from Kevcorp shareholders in reverse acquisition transaction, including costs	965,000	965	(40,505)	(480,465)	(520,005)
Effect of pooled LLC's acquired in year ended June 30, 2006	6,627,877	6,628	711,085		717,713

Adjusted May 25, 2005 balances	12,093,361	12,093	711,085	(480,465)	242,713
Discount on convertible debentures			300,000		300,000
Value of warrants issued with convertible debentures			50,000		50,000
Net loss				(210,728)	(210,728)

Balances at June 30, 2005 - restated for pooling	12,093,361	12,093	1,061,085	(691,193)	381,985

Issuance of common stock in connection with acquisition of interests in limited liability companies	6,600,000	6,600	2,105,844		2,112,444
Issuance of common stock in connection with acquisition of interest in affiliated limited liability company, April 1, 2006	100,000	100	399,900		400,000
Issuance of common stock in connection with acquisition of interests in affiliated limited liability company, June 1, 2006	615,385	615	1,999,385		2,000,000
Issuance of common stock in connection with redemption of certain minority interests	162,519	163	225,612		225,775

Conversion of 2005 convertible debentures, net	1,492,538	1,493	1,935,918		1,937,411
Discount on 2005 convertible debentures			300,000		300,000
Fair value of warrants issued with convertible debentures			50,000		50,000
Issuance of common stock for cash	354,478	354	474,646		475,000
Net effect of beneficial conversion feature of 2006 convertible debentures			2,108,240		2,108,240
Fair value of warrants issued in connection with 2006 convertible debentures			3,391,760		3,391,760
Issuance of common stock for services in connection with issuance of 2006 convertible debentures	150,000	150	599,850		600,000

Fair value of warrants issued in connection with Raintree Note payable			125,000		125,000

Distributions				(1,988,915)	(1,988,915)

Issuance of common stock in connection with consulting agreements	1,087,500	1,088	26,412		27,500

Issuance of common stock options for services			80,989		80,989

Amortization of Stock Options			477,898		477,898

Net loss				(4,534,284)	(4,534,284)

Balances at June 30, 2006	22,655,781	$22,656	$15,362,539	$(7,214,392)	$8,170,803

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) (formerly known as American Hyperbaric, Inc.) was organized in the State of Florida on May 25, 2005. CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” throughout the United States. These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. CFWH can be contracted to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

As of June 30, 2006, CFWH operates twenty-seven (27) hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. CFWH is headquartered in Iselin, New Jersey. Currently, the Company has signed agreements to open and manage twelve (12) additional hyperbaric centers.

REVERSE MERGER

On December 9, 2005, CFWH completed a “reverse acquisition” transaction with Kevcorp Services, Inc. (“Kevcorp”), a publicly-held Nevada corporation, in which Kevcorp acquired all the assets and assumed all of the liabilities of CFWH, in consideration for the issuance of a majority of Kevcorp’s shares of common stock pursuant to an Agreement and Plan of Reorganization. The transaction was a tax-free reorganization. Following the reorganization, CFWH became a wholly-owned subsidiary of Kevcorp. After this transaction closed in December 2005, Kevcorp amended its Articles of Incorporation and changed its name to The Center for Wound Healing, Inc. As part of this transaction, original Kevcorp shareholders agreed to the cancellation of 1,629,605 of their Kevcorp shares and received consideration of $425,000, and then exchanged on a 1:1 basis one share of newly issued CFWH (as the accounting acquirer) common stock for each share of Kevcorp. After the completion of this transaction, there were a total of 15 million shares issued and outstanding, of which the original pre-transaction Kevcorp shareholders owned 900,000 shares, or 6% of these outstanding shares. For accounting purposes, CFWH is deemed to be the acquirer in the reverse acquisition transaction. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of CFWH and are recorded at the historical cost basis of CFWH. Immediately preceding the reverse acquisition transaction, Kevcorp had no assets and approximately $5,000 in liabilities, which were satisfied directly by a Kevcorp shareholder prior to closing.

Since the reverse acquisition transaction is in substance a recapitalization of CFWH, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of CFWH as presented in the accompanying statements of operations.

ACQUISITIONS / BUSINESS COMBINATIONS

a.	INITIAL LLC ACQUISITION

During July 2005, CFWH entered into Contribution Agreements (the “Contribution Agreements”) with six limited liability companies; Greater Bronx Hyperbaric LLC, The Square Hyperbaric LLC, St. Joseph’s Hyperbaric LLC, VB Hyperbaric LLC, NY Hyperbaric LLC and CEF Products, (the “Six LLCs”) whereby three members (the “Majority Members”) of the Six LLCs agreed to exchange their respective interests, in each instance constituting majority ownership, in the Six LLCs for an aggregate of 6,600,000 shares of CFWH’s common stock. On September 30, 2005, such members of the Six LLCs exchanged their interests in the Six LLCs for shares of CFWH. Each of the three members received 2,200,000 shares. A deferred income tax liability in the amount $1,191,000 has been provided for the difference between the financial reporting and tax bases of assets acquired, primarily related to accounts receivable and property and equipment. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values and adjusted for the deferred income tax liability was $2,112,444. For accounting purposes, the assets and liabilities and the historical operations reflected in the financial statements are those of the Six LLCs and are recorded at the historical cost basis of these LLCs.

The following table summarizes the book values of the assets acquired and liabilities assumed at the date of acquisition:

As of July 1, 2005
Current Assets	$4,241,415
Equipment, net	860,208

Total Assets Acquired	5,101,623

Current Liabilities	395,831
Capitalized Lease Obligations	226,466
Due to Affiliates	486,143
Deferred Tax Liability	1,191,000
Minority Interests	689,739

Total Liabilities Assumed	2,989,179

Net Assets Acquired	$2,112,444

On November 9, 2005, CFWH authorized a ten-for-one forward stock split of all issued and outstanding shares of common stock as of the close of business on November 9, 2005. As part of the reverse acquisition, a majority of the shareholders approved a 1-for-10 reverse split, which became effective on January 16, 2006. The capital stock accounts and all share data in this report give effect to the stock split and the reverse split, applied retroactively, for all periods presented.

b.	ACQUISITION OF 12 LLCs

On April 7, 2006, CFWH acquired the Majority Members’ interests in twelve LLCs; New York Hyperbaric & Wound Care Centers LLC, Maimonidies Hyperbaric LLC, New York Hyperbaric & Wound Care LLC – (Delaware Company), South Nassau Hyperbaric LLC, Elise King LLC, Newark BI LLC, Trenton Hyperbaric LLC, Forest Hills Hyperbaric LLC, South N Hyperbaric LLC, Lowell Hyperbaric LLC, Scranton Hyperbaric LLC and Muhlenberg Hyperbaric LLC, (“the Twelve LLCs”), effective April 1, 2006, pursuant to a right granted to the Company by the Majority Members in December 2005. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values was $3,610,061. A deferred income tax liability in the amount $1,147,000 has been provided for the difference between the financial reporting and tax bases of assets acquired, primarily related to accounts receivable and property and equipment. The effect of recording this liability was to reduce the purchase price. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values and adjusted for the deferred income tax liability was $2,463,061. As a result of common control by the Majority Members of the acquired entities, results of operations for the Twelve LLCs have been included in the consolidated financial statements from May 25, 2005 in a manner similar to a pooling of interests. All intercompany profits, transactions, and balances have been eliminated in consolidation. As a condition precedent to the Company exercising its right, it simultaneously closed on a financing resulting in $5,500,000 and $4,912,500 in gross and net cash proceeds, respectively, to the CFWH (see Note 11).

The purchase price for the Twelve LLCs consists of the following:

•	$2 million in cash;

•	4,794,210 shares of common shares of the Company;

•

The right by the Majority Members to be granted an additional 2,333,333 common shares of the Company taking into account up to 1,833,333 common shares into which the investor debenture described below may be converted, but not taking into account other common shares issuable upon conversion of options or warrants. This represents a ratio of 0.42424 shares of common stock issuable to the Majority Members (in the aggregate) for each dollar of senior convertible debenture which the holders elect to convert into shares of common stock of the Company.

Because the Majority Members are either stockholders, members of the Board of Directors and/or officers of CFWH, the assets and liabilities and the historical operations of the acquisitions reflected in the financial statements have been recorded at their historical cost basis. In addition, the results of operations of these entities have been included in the attached consolidated results of operations for the period from May 25, 2005 (Inception) through June 30, 2005, and for the period from July 1, 2005 through June 30, 2006. Results of operations for the period from May 25, 2005 (Inception) through June 30, 2005 include pre-tax net income of these entities in the amount of $153,665. For the 12 months ended June 30, 2006, results of operations includes pre-tax net income of these entities for the period July 1, 2005 through March 31, 2006 in the amount of $1,401,208. These amounts reflect the transaction having occurred on May 25, 2005.

The following table summarizes the book values of the assets acquired and liabilities assumed at the effective date of acquisition:

As of April 1, 2006
Current Assets	$7,053,634
Equipment, net	2,630,259
Other Assets	34,794

Total Assets Acquired	9,718,687

Current Liabilities	4,223,750
Capitalized Lease Obligations	1,309,236
Obligations under Vehicle Loans	111,425
Deferred Tax Liability	1,147,000
Minority Interests	464,215

Total Liabilities Assumed	7,255,626

Net Assets Acquired	$2,463,061

c. ATLANTIC ASSOCIATES ACQUISITION

On April 12, 2006, the Company entered into an Exchange Agreement, effective April 1, 2006, with Atlantic Associates, LLC (“AA”) and its three members (“AA members”), one of whom is an officer of the Company. Pursuant to this agreement, the AA members exchanged their interests in AA for shares of common stock of the Company. AA owns a 60% interest in Modern Medical, LLC (“MM”) and Modern Medical Specialties, LLC, (“MMS”) collectively “Modern Medical”. Each entity has a contract with a hospital to provide wound care hyperbaric services. With one of the hospitals, MMS provides services for sleep studies. The purchase price for this transaction consists of $300,000 in cash and 100,000 restricted shares of common stock. The stock was valued at $4 per share, which was the closing price of the stock at the date of the acquisition. Two members received $50,000 and 20,000 shares each, while the officer of the Company received $75,000 and 60,000 restricted shares. As part of the transaction, $125,000 was paid to the remaining 40% shareholder of Modern Medical as a reimbursement of his expenses. In addition, the Company entered into a $15,000 a month consulting fee arrangement for a period of six months with this shareholder, as of July 1, 2006, wherein the shareholder will provide general consulting services to promote the Company’s business. The Company also entered into a two year management fee arrangement wherein this shareholder manages the daily operations of a separate Company facility for $25,000 a month and receives a 25% distribution of the facility’s profits as defined.

As part of the evaluation of the assets acquired, the Company utilized the services of an independent valuation company. Based upon its analysis, $704,509 was assigned as the fair value of the hospital contracts acquired and was recorded as an intangible asset. This asset will be amortized over a period of eight to nine years.

The following table summarizes the book values of the assets acquired and liabilities assumed at the effective date of acquisition:

As of April 1, 2006
Current Assets	$54,844
Equipment, net	103,336
Intangible Assets – fair value of hospital contracts	704,509
Other Assets	34,246

Total Assets Acquired	896,935

Current Liabilities	146,186
Other Liabilities	50,749
Total Liabilities Assumed	196,935

Net Assets Acquired	$700,000

d. FAR ROCKAWAY ACQUISITION

On June 16, 2006, the Company closed on a contribution agreement, effective June 1, 2006, to acquire Far Rockaway Hyperbaric, (“Far Rockaway”) for $5 million. The consideration consisted of $1,000,000 in cash on closing, 615,385 shares of the Company’s common stock valued at $3.25 per share, based upon the closing price of the stock on the date of the acquisition, a two year promissory note in the amount of $1,350,000 bearing interest at 8% per annum, and a 60 day promissory note in the amount of $650,000 bearing interest at 8% per annum. The 60 day note was repaid on August 9, 2006. The common shares are covered by a piggy-back registration rights agreement, subject to a lock-up agreement. The two year note is collateralized by the assets of Far Rockaway and Atlantic Hyperbaric, LLC (“Atlantic”), with interest payable quarterly, and principal and unpaid interest due in full upon maturity. As further consideration, the Sellers shall own and collect all receivables billed and collected by the hospitals (St. John’s Episcopal Hospital and Interfaith Hospital), but not yet remitted, serviced by Far Rockaway prior to closing. Other conditions to this transaction included:

1. The execution of consulting agreements with each of the Far Rockaway individual sellers comprising the majority membership of Far Rockaway whose primary duties are to maintain the hospital relationships and participate in collection activities. Among other things, these agreements provide each consultant with a minimum $50,000 annual compensation plus additional payments related to achieving performance in excess of certain minimum treatments per month, and expire only when CFWH’s business relationship with the aforementioned hospital is terminated in its entirety. Each consultant is required to devote the time necessary to perform the services; and,

2. Reimbursement to the Sellers of approximately $72,000 in certain expenses as directed by the Sellers. Sellers controlling an aggregate 51% interest in Far Rockaway are principals in an entity that currently rents medical equipment to the Company under lease arrangements for medical chambers that are in use at various Company LLCs. These arrangements have been accounted for as capitalized lease obligations in the accompanying consolidated financial statements. One of these LLCs is among the initial six LLCs acquired on July 1, 2005, and two are among the Twelve LLCs acquired on April 7, 2006, as discussed above. The seller of the remaining 49% interest in Far Rockaway is an entity owned in its entirety by a Majority Member of the Company. The following table summarizes the fair values of the assets acquired and liabilities assumed of Far Rockaway at the date of acquisition:

As of June 1, 2006
Current Assets	$233,350
Equipment	157,594
Intangible Assets – fair value of hospital contracts	4,440,000
Goodwill	447,531
Other Assets	5,464

Total Assets Acquired	5,283,939

Current Liabilities	35,000
Capitalized Lease Obligations	121,939
Deferred Tax Liability	127,000

Total Liabilities Assumed	283,939

Net Assets Acquired	$5,000,000

As part of the evaluation of the assets acquired, the Company utilized the services of an independent valuation company. Based upon its analysis, $4,440,000 was assigned as the fair value of the hospital contracts acquired and was recorded as an intangible asset. This asset will be amortized over a period of nine years. In addition, a value of $447,531 was assigned to goodwill, representing the premium paid for the acquisition in excess of fair market value of the net assets acquired.

The accompanying financial statements of the Company include the results of Far Rockaway for one month, June 2006, while the Far Rockaway results are for the period July 1, 2005 through May 31, 2006.

The following are the pro forma results of operations of CFWH for the year ended June 30, 2006 had the acquisitions described above been consummated on July 1, 2005. These results include $30,556 in amortization of the purchase price of Far Rockaway and $6,559 in amortization of the purchase price of Atlantic Associates allocated to fair value of hospital contracts acquired.

Year Ended June 30, 2006	Company	Atlantic Associates	Far Rockaway	Total
Revenues	$19,050,928	$100,000	$1,613,911	$20,764,839
Cost of Sales and Expenses	17,382,097	254,787	547,160	18,184,044

Operating Income	1,668,831	(154,787)	1,066,751	2,580,795

Other Expenses:
Interest Expense	6,029,434	3,722	61,278	6,094,434
Minority interest in net income of consolidated subsidiaries	433,903	—	—	433,903
Equity in net loss of unconsolidated Affiliates	50,378	—	—	50,378
Loss on disposal of property assets	104,089	—	—	104,089
Other Expenses	82,500	—	—	82,500
Income Tax (Benefit) Expense	(497,189)	—	416,426	(80,763)

Net (loss) income	$(4,534,284)	$(158,509)	$589,047	$(4,103,746)

Additionally, in January 2006, the Company acquired for 1,833,667 shares of its common stock the Majority Members’ interests in two affiliated LLCs. As the sellers are related parties the assets, liabilities and results of operations included in the financial statements have been have been recorded at their historical costs in a manner similar to a pooling of interests. The net assets of the acquired entities were $156,963 which consisted primarily of capital lease assets and their related lease obligations. Additionally, the results of operations of these entities have been included in the attached consolidated results of operations for the period from May 25, 2005 (Inception) through June 30, 2005, and for the period from July 1, 2005 through June 30, 2006. Results of operations for the period from May 25, 2005 through June 30, 2005, and for the year ended June 30, 2006, include pre-tax net income of these entities in the amount of $21,012 and $293,843.

REDEMPTION OF MINORITY INTERESTS

During 2006, CFWH entered into agreements with certain minority LLC members to redeem their minority interests. These minority members received an aggregate of 162,519 common shares of CFWH in exchange for their minority interests. These aggregate minority interests had a recorded value of $225,775 included in Minority Interest in Consolidated Subsidiaries as of the date of this transaction.

Note 2 - Summary of Significant Accounting Policies

a. Principles of Consolidation. The accompanying consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Acquisitions of entities under common control are accounted for under the pooling method of accounting at their historical costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”. Accordingly, the results of operations of these entities are included in the attached consolidated results of operations for the period from May 25, 2005 (Inception) through June 30, 2005, and for the period from July 1, 2005 through June 30, 2006. All other acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition. All intercompany profits, transactions, and balances have been eliminated. Minority interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Minority interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Minority interest in net loss of consolidated subsidiaries” in the accompanying consolidated statement of operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the majority owned LLCs and adjust the Company’s net assets to reflect only the Company’s share of the net assets of the majority-owned LLCs.

Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Under the equity method, the Company recognizes its share of the earnings and losses of the unconsolidated affiliates as they accrue. The equity method is used when the Company holds more than a 20% interest in the affiliates, but does not have significant control. Currently, the Company has a 49% ownership interest in one entity, Southampton Hyperbaric LLC, and a 40% ownership interest in another entity, Bayonne Hyperbaric LLC, that it accounts for under the equity method. These two entities are managed and controlled by two individuals who own 51% and 40% of the above entities, respectively. A third individual owns the remaining 20% interest in Bayonne Hyperbaric LLC. The Company has a 49% interest in one affiliate that it consolidates because it has significant control over the entity. This entity, Raritan Bay Hyperbaric LLC, is owned 51% by the above two individuals. These individuals were also the majority members who sold their Far Rockaway Hyperbaric, LLC interest to the Company effective June 1, 2006 (See Note 1 ACQUISITIONS/BUSINESS COMBINATIONS d. FAR ROCKAWAY ACQUISITION). In addition, the Company has several consulting/lease agreements with these two individuals (See Note 14 – Commitments and Contingencies).

b. Revenue Recognition. Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals. Generally, the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers. Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers. As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals. As of June 30, 2006 approximately $5.3 million of Accounts Receivable were unbilled.

c. Cash and Cash Equivalents. Cash equivalents are defined as short-term investments with original maturities of three months or less.

d. Property and Equipment. Property and equipment are recorded at cost. The Company provides for depreciation of property and equipment over their estimated useful lives using the straight-line method. Hyperbaric chambers are depreciated over seven years. Leasehold improvements, primarily located at hospitals, are amortized on a straight-line basis over the lesser of the remaining term of the lease or the economic life of the improvement.

Hospital chamber installation costs are included in Other Assets until the chambers are operational. When chambers become operational, the total costs are transferred to Property and Equipment and depreciated.

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments which extend the lives of the assets are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

e. Leases. Leases are classified as capital leases or operating leases in accordance with the terms of the underlying lease agreements. Capital leases are recorded as assets and the related obligations as liabilities at the lower of fair market value or present value. Such assets are amortized on a basis consistent with the provisions of Statement of Financial Accounting Standards Board No. 13, “Accounting for Leases,” as amended. The lease payments under capital leases are applied as a reduction of the obligation and interest expense. Assets associated with capitalized leases are included in property and equipment.

The lease expense for rent, which may have a rent holiday included, is straight lined over the initial life of the rent agreement.

f. Long-Lived Assets. The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires management to review the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. At June 30, 2006, management has determined that no impairment of the Company’s long-lived assets exists.

g. Advertising Costs. Advertising costs are expensed as incurred. Advertising expense incurred for the twelve months ended June 30, 2006 was $65,965.

h. Accounts Receivable. Accounts receivable have been reduced for all known bad debts and allowances. In accordance with terms of the underlying contracts, CFWH records revenues upon rendering of patient services. Generally, the hospital is invoiced by CFWH when the hospital has collected its related fee from the patient or third party payers. Earned revenues not yet billed to a hospital are also reflected in accounts receivable. As of June 30, 2006, an allowance for doubtful accounts has been recorded in the accompanying consolidated financial statements based on historical trends and management estimates. Accounts are written off only after exhaustive efforts at collection.

i. Income Taxes. The Company uses the asset and liability method of accounting for income taxes in accordance with FAS 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized.

j. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the collectibility of accounts receivable, the impairment of long-lived and intangible assets, and the fair value of stock and warrants issued.

k. Concentrations. The Company places its temporary cash investments primarily with one high credit-quality financial institution. At June 30, 2006, such investments were in excess of the FDIC insurance limit by approximately $2.3 million.

There are a limited number of manufacturers of hyperbaric chambers. All hyperbaric chambers to date have been supplied by two vendors.

l. Fair Value of Financial Instruments. The carrying amounts of current assets and current liabilities approximates fair value due to the short-term maturities of the instruments. The carrying amounts of capital lease obligations approximate their fair values and the current interest rates on such instruments approximate current market interest rates on similar instruments. See Notes 10 and 11 on the carrying value of debt issued.

m. Stock Based Compensation. The Company applies FASB Statement No. 123 R, “Share Based Payment” in accounting for its stock-based compensation plans. Statement 123R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates. The compensatory amount of stock options issued to employees that was charged to operations was $477,898 in 2006 and $0 in 2005.

Stock was issued to a non-employee for services to be rendered over a six month period from March 1, 2006 through September 30, 2006. As discussed in Note 14d, the Company issued a five year option to purchase 50,000 shares of common stock at $4.00 per share, vesting ratably over the six-month period of service. Using the Black-Scholes option pricing method, these options were valued at $161,977 and are being charged against earnings over their life. For fiscal 2006, $80,989 was charged against earnings and as an addition to equity.

n. Basic net earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for each period. An aggregate of 5,209,516 common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

o. Deferred Financing Costs. All costs associated with the placement of Company debt is deferred and written off over the term of the debt.

p. Goodwill in the amount of $447,531 was acquired as a result of the June 1, 2006 acquisition of Far Rockaway. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Goodwill is not amortized but reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. As of the fiscal year ended June 30, 2006, no impairment of Goodwill has occurred.

q. Amortization of Intangibles. Valuation of intangible assets is based upon third party analysis. Those with finite lives are amortized over the estimated useful lives of these assets. The Company’s major intangible assets are comprised of hospital and treatment center contracts acquired by the Company. These contracts are amortized over a period of two to nine years representing the lives of the contract. Results for the years ending June 30, 2006 and 2005 include $47,531 and $0, respectively, in amortization expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company is unable to assess the impact of EITF 05-2 on its consolidated financial position or results of operations at this time.

EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. The Company does not expect EITF 05-4 to have a material impact on its consolidated financial position or results of operations at this time.

In September 2005, the FASB ratified EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The Company does not expect EITF 05-7 to have a material impact on its consolidated financial position or results of operations at this time.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” This Issue should be applied by retrospective application pursuant to SFAS No 154 to all instruments with a beneficial conversion feature accounted for under EITF 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is assessing the impact of this Interpretation on its consolidated financial statements, but does not expect it to have a material effect.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its consolidated financial statements, but does not expect it to have a material effect.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of July 1, 2008. The Company does not believe adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not believe adoption of SAB 108 will have a material impact on its financial position, results of operations or cash flows.

Note 3 – Private Placements and Common Stock

a. In September 2005, the Company completed a private placement pursuant to which it issued unsecured convertible debentures (the “2005 Debentures”) in the aggregate principal amount of $2,000,000. The private placement was completed in separate closings of $1,000,000 in each of June 2005 and September 2005. In addition, 1,000,000 detachable warrants were issued to the debenture holders, which were immediately exercisable at $2.00 per share.

The 2005 Debentures were due and payable two years from the date of issuance, unless earlier converted. The 2005 Debentures bore interest at 10% per annum, which was payable quarterly. The Company reserved the right to satisfy any payment of interest under the 2005 Debentures in common stock of the Company at the closing price, which common stock issuance may accrue until conversion or redemption. At any time after the original issue date until the 2005 Debentures are no longer outstanding, the 2005 Debentures were convertible into the Company’s common stock at the option of the holder. In the three months ended December 31, 2005, all holders of the 2005 Debentures elected to convert all principal at an exercise rate of $1.34 and to forego receiving accrued interest. Under the anti-dilutive provisions of the convertible debentures and the warrants, the number of warrants was increased to 1,492,538 at an exercise price of $1.34 per share. As of June 30, 2006, these warrants are outstanding.

Management estimated the fair value of the Warrants, using the Black-Scholes fair value model, to be $100,000, which amount was allocated to additional paid-in capital. The remainder of the proceeds was allocated to the 2005 Debentures. Because the 2005 Debentures were immediately convertible at a discounted rate, management estimated such discount to total $600,000, half of which was charged in fiscal 2005, while the remaining $300,000 was charged to interest expense in fiscal 2006 as the proceeds were collected.

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

c. Stock Options. In December 2005, shareholders of CFWH adopted its 2006 Stock Option Plan (the “2006 Plan”) under which it may grant qualified and nonqualified options to purchase common shares and grant restricted shares of common stock to employees and consultants aggregating a total of 500,000 shares. The Plan was amended on March 29, 2007 to increase the common shares eligible to be granted to 2,000,000. Qualified options shall be exercisable for a period of up to ten years from the date of the grant at no less than the fair value of the common stock on the date of grant. The term of such options shall be up to five years from the date of grant for stockholders who own more than ten percent of the voting power of all classes of stock of the Company at the date of grant, and shall be exercisable for no less than 110% of fair value on the date of grant for such holders. The fair value of each option will be estimated on the date of grant using the Black-Scholes option-pricing model using weighted average assumptions for expected volatility, risk-free interest and expected life of the option.

In April and May 2006 the Company issued an aggregate of 360,000 options to its President and its COO. The options vest in varying amounts over varying terms. Part of the COO’s options requires the attainment of certain performance goals by the Company. The fair value of the options at the date of grants, as determined by the Black-Scholes option pricing model, is $1,170,277 which is being charged to operations ratably over the period the grants vest. $477,898 was charged to operations in 2006.

In March 2006, CFWH entered into a six month consulting agreement expiring September 30, 2006 for financial and accounting services. As a part of the consultant’s compensation, CFWH issued stock options to acquire 50,000 shares of its common stock. The fair value of the options utilizing the Black-Scholes option pricing model is $161,977 which is being charged to operations over the term of the agreement.

The fair value of the Company’s options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Year Ended June 30, 2006
Expected life (years)	5
Risk free interest rate	4.82% - 4.96%
Volatility	111%
Dividend rate	0%

	For the Years Ended June 30, 2006		For the Period from May 25, 2005 (Inception) to June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at:
beginning	—	—	—	$—
granted	410,000	$3.98	—	—
expired	—	—	—	—
exercised	—	—	—	—

Options outstanding at end	410,000	$3.98	—	$—

The following table summarizes the status of all CFWH’s stock options outstanding and exercisable at June 30, 2006.

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	160,000	4.75	$3.00	110,000	$3.00
$4.00	100,000	4.75	$4.00	0	$0
$5.00	150,000	2.84	$5.00	0	$0

Total – June 30, 2006	410,000	4.03	$4.00	110,000	$3.00

There were no options outstanding at June 30, 2005.

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based methodology for options granted for the year ended June 30, 2006 is estimated in the range of $3.15 to $3.35.

d.	Common Shares Reserved

As of June 30, 2006, the Company has reserved an aggregate of 9,376,182 shares of its common stock for issuance of awards pursuant to its 2006 Stock Option Plan, the conversion of debentures, and the exercise of common stock purchase warrants.

Note 4 - Property and Equipment

Property and equipment consists of the following at June 30, 2006 and 2005:

	2006	2005
Medical chambers and equipment, including $6,515,581 and $3,637,713 under capital leases	$6,715,574	$3,867,540
Furniture, fixtures and computers	348,624	228,118
Leasehold improvements	2,183,105	1,185,098
Autos and Vans	470,896	357,888

	9,718,199	5,638,644
Less: Accumulated depreciation and amortization – including $1,014,083 and $579,241 for medical chambers and equipment under capital lease	2,739,802	1,278,648

	$6,978,397	$4,359,996

Depreciation expense included in cost of services for fiscal 2006 and 2005 was $1,341,812 and $51,131, respectively.

Note 5 - Intangible Assets

Intangible Assets consist of the following as of June 30, 2006:

Hospital Contracts Acquired	$5,083,328
Treatment Center Contract	125,000

Total intangible assets with finite lives	5,208,328
Less: Accumulated amortization	47,531

Net intangible assets with finite lives	5,160,797
Goodwill	447,531

Total Intangible Assets	$5,608,328

The following represents the estimated future amortization of the Hospital and Treatment Center Contracts over the next five years:

Year or Period Ending June 30,
2007	557,625
2008	615,588
2009	567,703
2010	567,703
2011	567,703

Note 6 - Other Assets

Other Assets consist of the following as of June 30, 2006 and 2005:

	2006	2005
Deferred Financing Costs, net of amortization of $201,083	$1,005,417	$—
Equipment Lease Fees	20,000	—
Security Deposit	58,365	19,694
Hospital Chamber Installation Costs	238,992	—

Total Other Assets	$1,322,774	$19,694

Note 7 - Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 28.02% over three-to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of June 30,

	2006	2005
Total obligations under capital leases	$3,771,321	$3,041,448
Less: Current installments	2,012,968	1,183,158

	$1,758,353	$1,858,290

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2006:

2007	$2,304,172
2008	1,365,741
2009	458,004
2010	54,065

Total minimum lease payments amount	4,181,982
Less: Amounts representing interest	410,661

Present value of minimum lease payments	$3,771,321

Note 8 - Related Party Transactions

Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are non-interest bearing and due on demand.

During July 2005, CFWH entered into Contribution Agreements (the “Contribution Agreements”) with six limited liability companies (the “Six LLCs”) whereby three members (the “Majority Members”) of the Six LLCs agreed to exchange their respective interests, in each instance constituting majority ownership, in the Six LLCs for an aggregate of 6,600,000 shares of CFWH’s common stock. On September 30, 2005, such members of the Six LLCs exchanged their interests in the Six LLCs for shares of CFWH. Each of the three members received 2,200,000 shares. The former CEO and Chairman, respectively, of CFWH were two of the Majority Members. The third Majority Member is a trust, (the “Elise Trust”) created for the benefit of the offspring of Mrs. Greenberg, the Company’s Senior Vice President of Human Relations. The Company has a consulting agreement with JD Keith LLC, an entity owned by Mrs. Greenberg’s spouse.

Effective January 1, 2006, CFWH acquired 92.5% of JFK Hyperbaric, LLC (“JFK”) and 90.625 % of Passaic Hyperbaric, LLC (“Passaic”) (collectively, the “Acquisition”). JFK and Passaic are limited liability companies controlled by the Majority Members that render the specialized service of hyperbaric medicine, which are the services also provided by CFWH. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values was $156,963 payable through the issuance of 1,833,667 shares of common stock of CFWH to the Majority Members. The aggregate number of shares issued was determined such that the Majority Members combined ownership of CFWH common shares on the effective date would equal 50.1% of total shares outstanding. The Majority Members have retained their percentage interest in the cash and accounts receivable reduced by third-party accounts payable of JFK and Passaic. Such amounts aggregated $1,561,752 at January 1, 2006.

In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from Raintree Development Corporation which is owned by Raintree Development Trust, which is a trust created for the benefit of the Company’s Director of Human Resources, who is the parent of the beneficiaries of the Elise Trust. See Note 10e.

On April 7, 2006, CFWH acquired the Majority Members’ interests in the Twelve LLCs, effective April 1, 2006, pursuant to a right granted to the Company by the Majority Members in December 2005. The aggregate purchase price for the Majority Members’ interests in these entities, based upon their recorded book values, was $3,610,061. A deferred income tax liability in the amount

$1,147,000 has been provided for the difference between the financial reporting and tax bases of assets acquired, primarily related to accounts receivable and property and equipment. The effect of recording this liability was to reduce the purchase price. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values and adjusted for the deferred income tax liability was $2,463,061.

The purchase price for the Twelve LLCs consists of the following:

•	$2 million in cash;

•	4,794,210 shares of common shares of the Company;

•

The right by the Majority Members to be granted an additional 2,333,333 common shares of the Company taking into account up to 1,833,333 common shares into which the investor warrant described below may be converted, but not taking into account other common shares issuable upon conversion of options or warrants.

On June 16, 2006, the Company closed on a contribution agreement, effective June 1, 2006, to acquire Far Rockaway Hyperbaric, LLC (“Far Rockaway”) for $5 million. The consideration consisted of $1,000,000 in cash on closing, 615,385 shares of the Company’s common stock valued at $3.25 per share on the date of closing, a two year promissory note in the amount of $1,350,000 bearing interest at 8% per annum, and a 60 day promissory note in the amount of $650,000 bearing interest at 8% per annum. One of the Members, who controlled 49% of Far Rockaway Hyperbaric, is Braintree Hyperbaric, LLC which is an entity controlled by the Elise Trust.

Commencing in October 2003 through July 2004, the Elise King LLC advanced Braintree Hyperbaric, LLC $82,994 which was to be used to start up a hyperbaric chamber in a hospital. The transaction was never consummated with the hospital and Braintree has not repaid the advances. At March 30, 2007, the advance was outstanding. Additionally, as discussed in Note 10e, an affiliated party in March 2006 loaned CFWH $125,000 as evidenced by a 10% interest bearing note. On April 21, 2006 CFWH repaid the note in the amount of $150,000 that resulted in a loan overpayment of $25,000.The Company applied the loan overpayment and the advance against payments due one of the former majority members as of March 31, 2007.

One of the Company’s directors has a four percent minority interest in each of six LLCs acquired by the Company. This member also made loans to these LLCs during the years 2003 and 2004 totaling $250,000. The maturity dates of these loans ranged from April 2005 to September 2006. As of September 2006, all loans were repaid. In March 2006, the Company entered into an agreement with this member to redeem his minority interest in one of the LLCs which the Company acquired in July 1, 2005. This member received 16,667 common shares of the Company, with a recorded value of $23,154, in exchange for his minority interest in this LLC. The remaining four LLCs were acquired on April 7, 2006 by the Company and this member retains his minority interest.

The president of the Company has a 20% minority interest in two LLCs which were acquired by the Company on July 1, 2005 and April 7, 2006.

Note 9 –Short-term Borrowings

The Company entered into a three year $5,000,000 bank line of credit with Signature Bank on June 17, 2005, as amended on April 7, 2006. This line is secured by the assets of the Company and is personally guaranteed by certain of the Company’s stockholders/officers. At June 30, 2006, CFWH has an outstanding balance of $3,200,000 in several advances under this facility. The available balance under this agreement varies based upon a formula of eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank’s prime rate or LIBOR plus 2.5 points, at the option of the Company. The interest rates for these advances vary between 7.6%—8.25% at June 30, 2006. The weighted average outstanding balance was $2,793,750 in fiscal 2006 and $2,012,500 in fiscal 2005 with a maximum month-end balance outstanding of $3,200,000 in 2006 and $2,100,000 in 2005. The weighted average interest rates for 2006 and 2005 were 8.63% and 8.89%.

The original termination date of the bank line was June 16, 2008. Pursuant to an amendment entered into on April 7, 2006, the termination date of the bank line became February 1, 2007 and pursuant to an amendment entered into on April 7, 2007, the termination date became May 2, 2007. As of June 30, 2006 and April 7, 2007, the Company was not in compliance with the financial covenants of this agreement. On December 14, 2006, the Company obtained a waiver for non-compliance from the bank for the period ended June 30, 2006.

Pursuant to the third amendment to the credit facility effective May 2, 2007, the bank extended the line’s maturity to February 29, 2008, and increased the revolving credit line to $6,000,000 at substantially the same interest rates and secured by the same collateral. The Company also received the proceeds from a $1,500,000 term loan payable in six equal monthly principal installments of $33,333 commencing September 1, 2007, with the balance due February 29, 2008.

The amended agreement requires the Company to maintain certain financial covenants and ratios, limits capital expenditures and additional indebtedness, and prohibits dividends and distributions to minority interest without prior approval. The Company is required to assign the aggregate proceeds of key man life insurance of $12,500,000 on the lives of the company’s CEO, and two directors. The two directors have personally guaranteed the debt.

In September 2003, one Minority Member agreed to loan up to $500,000 to two of the Company’s LLCs. The amount outstanding at June 30, 2006 and 2005 is $400,000 and $345,000, respectively. These liabilities are included in the financial statements under the caption Notes Payable. The loans bear interest at the prime rate plus 1%. As of June 30, 2006 and 2005, the interest rate was 9.25% and 7.25%, respectively. The average balance outstanding under the agreement was $295,000 in fiscal 2006 and $345,000 in fiscal 2005, with a maximum month-end balance outstanding of $400,000 in 2006 and $345,000 in 2005. The advances were repaid in full on September 5, 2006 and the loan agreement was cancelled.

Note 10 – Notes Payable

a. One of the Twelve LLCs entered into a three year $100,000 bank promissory note with Signature Bank in January 2005. This note is secured by the assets of the specific borrowing LLC and is personally guaranteed by certain of the Company’s stockholders/officers. At June 30, 2006, CFWH has an outstanding balance of $55,556. The note is payable in monthly principal payments are $2,778 per month plus interest at 1% over the bank’s prime, 9.25% and 7.25% at June 30, 2006 and 2005, respectively. The agreement expires on February 1, 2008.

b. At the inception of several of the Company’s LLCs, the Company received non-interest bearing notes from participating Minority Members to help fund the LLCs initial growth. These loans ranged in size from $25,000 to $50,000 and were payable in equal monthly installments, starting 12-18 months after the loan, over a similar period of 12-18 months. The average monthly payment per loan was approximately $1,400. Interest on the loans was recognized at a rate of 8% and the loans were discounted accordingly. For the 12 month period ended June 30, 2006, the Company paid $438,784 against these loans. As of June 30, 2006, the Company had an outstanding debt on these Minority loans of $70,943. The last loan payment was made in November 2006.

c. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of June 30, 2006, the Company has an outstanding balance due on these loans of $165,309. In fiscal 2006, average monthly principal payments were approximately $4,900.

d. As discussed in Note 1, as part of the acquisition of Far Rockaway LLC, the Company issued a $1,350,000 promissory note which is payable on June 16, 2008. In addition, it also issued a 60 day note for $650,000 which was paid in August 2006.

Summary – Notes Payable as of June 30, 2006 and 2005 consists of the following:

	2006	2005
Notes payable	$2,691,808	$1,099,837
Less: Current portion	1,212,665	1,099,837

	$1,479,143	$—

Maturities of the long-term portion of notes payable as of June 30, 2006 are as follows:

Year Ending June 30,
2008	$1,415,370
2009	35,435
2010	24,000
2011	4,338

$1,479,143

e. In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from a company owned by a related party. The note was due on June 1, 2006 with accrued interest. In connection with this promissory note, CFWH issued a warrant to purchase 62,500 shares of its common stock expiring February 29, 2008, exercisable at $5.00 per share and vesting upon issuance. The fair value of this warrant has been credited to additional paid-in capital and treated as debt discount related to the promissory note, and was amortized to interest expense over the term of the note. The fair value of the warrant, determined using the Black-Scholes option-pricing model, exceeded the amount of the promissory note. Therefore, its valuation was limited to $125,000. For the year ended June 30, 2006, $125,000 of the debt discount was amortized and is included in interest expense for the period. The loan was repaid on April 21, 2006 in the amount of $150,000 At June 30, 2006, the accompanying consolidated balance sheet includes a receivable of $25,000 for the amount repaid in excess of the principal. As of March 30, 2007, this balance was outstanding. This overpayment will be applied against payments due one of the former majority members as of March 31, 2007.

Note 11 - 8% Secured Convertible Debenture

On April 7, 2006, the Company received $5,500,000 in gross proceeds ($4,912,500 after placement agent fees and other offering costs, plus an additional 150,000 common shares issued to the placement agent), in exchange for its secured convertible debenture issued to DKR Sound Shore Oasis Holding Fund Ltd (“Oasis”) ($5.1 million) and Harborview Master Fund LP ($0.4 million), together the “Bondholders”. The debenture was originally on due April 7, 2007. As provided in the agreement, the due date was extended to September 7, 2007 since the shares underlying the Oasis warrants were not registered. The debenture is convertible at the option of the Bondholders into common shares, at $3 per common share (subject to adjustment) at any time and in any amount prior to maturity. However, the debenture is subordinated to the Signature Bank line of credit. This debenture bears interest at 8% per annum, payable in cash or in common shares at the conversion price (subject to certain eligibility requirements). $2,000,000 of the proceeds of the debenture was paid to the Majority Members as partial consideration for the simultaneous acquisitions of the Twelve LLCs previously discussed.

If the Company fails to meet EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) targets as specified under the debenture the conversion price of the debentures is adjusted downward. As of June 30, 2006 the conversion price of each class of Debentures has been automatically reduced by $.50 per share to $2.50. In each of the next four quarters, the Company is required to achieve $4 million in EBITDA. For each period the Company does not achieve these EBITDA targets, the conversion price of the Debenture is reduced by an additional $.50 per share. However, the conversion price cannot be less than $2.00 per share. Through May 31, 2007, these targets were not met and the conversion price was reduced to $2.00. Among other conditions, the Company is required to file a registration statement covering the common shares issuable in the event of conversion of the debenture into common shares and for common shares issuable upon exercise of the Oasis warrants.

In addition, each Bondholder received a series of five year common stock purchase warrants with exercise prices ranging from $4.00 to $5.00 per share for an aggregate of 2,750,000 common shares. Since the Company failed to file a registration statement by April 7, 2007, the holders of the warrants received the option to exercise the warrants on a “cashless” basis. Of these warrants, 916,667, exercisable at $4.00 per common share, are exercisable on their 11 month anniversary of issuance and are callable at the option of the Company until exercisable. Since the Company did not exercise its call right, the due date of the convertible debenture was extended to September 7, 2007. All other warrants are immediately exercisable.

Because the senior convertible debentures are immediately convertible, and can be converted at a price on the date of sale ($3.00 per share), which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500,000. Consequently, the entire $5,500,000 was allocated to the beneficial conversion feature, $2,108,240 and to the warrants, $3,391,760, using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of June 30, 2006, were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. As of June 30, 2006, the remaining unamortized discount of $842,863 has been reflected as a reduction of the senior convertible note. This amount will be amortized to expense to the unextended maturity date of the senior convertible debenture of April 7, 2007.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred and will continue to incur damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each Bondholder for each month the Registration Statement is not filed up to a maximum of 9% per Bondholder. The maximum damages amount to $495,000. As of June 30, 2006, the Company has recorded an accrual for damages amounting to $82,500. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised by Oasis.

On February 28, 2007 Oasis issued a Default Notice to the Company because of the Company’s failure to timely file this annual report on Form 10KSB, the cessation of the Company’s securities being listed or quoted on the Over-the-Counter Bulletin Board of the NASD, and the Company’s failure to file a Registration Statement within 60 days of the Registration Rights Agreement. On March 1, 2007, Signature Bank issued a “blocking letter” that, among other things, precluded the debenture holders exercising any of the remedies as provided for as provided for in the Debenture Agreement. On May 31, 2007 the Company, its debenture holders and Signature Bank negotiated a restructuring of the Company’s senior secured loan and the secured debentures. Among other things, the debenture holders withdrew their default notice and all alleged defaults under both agreements were waived.

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 31, 2007 by $504,778 and the $495,000 in damages referred to in the second preceding paragraph. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt requires a $1,000,000 payment to the bondholders on June 21, 2007 of which $800,000 is a principal reduction and $200,000 is a “consent fee” to restructure the debentures. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration will be charged to operations as additional interest from the restructure date to December 31, 2007, the initial maturity date of the debentures. On the initial maturity date the Company has the option to repay the outstanding principal and accrued interest thereon, or it may extend the maturity to March 31, 2008 if it has paid an additional $1,200,000 in principal payments and an additional consent fee of $300,000 by December 31, 2007. Should the Company exercise this maturity extension option, the additional consideration payment of $1,650,000 would also be extended to March 31, 2008.

The restructured debentures contain financial covenants and restrictions substantially the same as those contained in the restructured bank agreement (See Note 9). The Company has also agreed to assign the proceeds from $5,000,000 key man life insurance policy on the life of its CEO to the bondholders. Additionally, if the Company fails to repay the debentures and accrued interest by the maturity date, the bondholders will have the right, among other items, to appoint a majority of the Company’s Board of Directors and to sell any and all of the Company’s interests in its operating LLCs sufficient to satisfy all amounts owed to them.

Note 12 – Income taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes.

The components of the net deferred tax liability at June 30, 2006 consist of the following:

Accounts receivable	$(1,252,200)
Property assets	(18,000)
Intangibles	(43,000)

Total deferred tax liabilities	(1,313,000)

Deferred tax asset – stock option compensation	218,216

Net deferred tax liability	$(1,094,984)

Current liability	$(1,252,000)

Net deferred assets	$157,216

The provision (benefit) for income taxes is comprised of the following:

	For the Year Ended June 30, 2006	For the Period From May 25, 2005 (inception) to June 30, 2005
Current:
Federal	$669,827	$—
State	152,000	4,288

	821,827	4,288

Deferred:
Federal	$(1,096,016)	$—
State	(223,000)	—

	(1,319,016)	—

Net provision (benefit)	$(497,189)	$(4,288)

A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Year Ended June 30, 2006	For the Period from May 25, 2005 (inception) to June 30, 2006
Computed tax benefit	-34.0%	-34.0%
State and local taxes, net of federal benefit	2.9%	1.5%
Minority interest	3.3%	-27.1%
Non deductible interest expense	33.8%	49.4%
Tax effect on income reported by members	-17.8%	—
Other	2.4%	0.7%
Utilization of net operating loss (NOL)	-0.5%	—
NOL valuation reserve	—	11.6%

Total tax benefit	-9.9%	2.1%

At June 30, 2005 a valuation allowance equal to the deferred tax asset of $24,000 was provided because it was more likely than not that the deferred asset would not be realized. The net operating loss was utilized in 2006.

Note 13 - Defined Contribution Plan

The Company maintains a defined 401(k) Contribution Plan which all employees, over the age of 21, are eligible to participate in after six months of employment. The Company does not match employee contributions. Currently there are seven employees who are enrolled in this program. The 401(k) Contribution Plan is administered by Citistreet at an annual cost of $1,325.

Note 14 - Commitments and Contingencies

a. Effective on December 1, 2005, the Company entered into short-term and long-term employment agreements with Dr. Phillip Forman, Dr. John Capotorto and Elise Greenberg. The terms and conditions of each agreement are identical except for the salary levels.

The short term employment agreements were for terms commencing December 1, 2005 and terminating March 31, 2006. The arrangements for Dr. Forman and Dr. Capotorto provided for aggregate salaries of $25,000 per month. Ms. Greenberg’s agreement provided for a salary of $7,500 per month.

The long term employment agreements were for terms commencing April 1, 2006 and terminating April, 2011. The arrangements for Dr. Forman and Dr. Capotorto provided for aggregate salaries of $50,000 per month. Ms. Greenberg provided for a salary of $15,000 per month.

The agreements provide for participation in the Company paid health insurance, life and disability insurance plans, a 401(k) plan, stock option plan, incentive compensation and stock purchase plans and similar plans as may now exist or as may be adopted by the Company in the future. Each employee is to be provided with additional perquisites at an annual cost of not in excess of $25,000. These agreements provide for certain additional compensation in the event of a change in control or other termination not for cause.

Each officer is subject to usual and customary non disclosure of confidential information and a covenant not-to-compete during the term of the agreement and for a five year period thereafter with respect to the non-disclosure requirements and three years thereafter with respect to the covenant not-to-compete.

b. In April 2006, the Company entered into a three year agreement with David Walz in which Mr. Walz will receive a base salary of $200,000 per annum, receive an annual guarantee bonus of $50,000, an $800 monthly car allowance, 210,000 options to purchase common stock (110,000 at $3.00 per share, vested June 1, 2006; 50,000 options at $3.00 per share, vesting January 1, 2007; 50,000 options at $4.00 per share, vesting January 1, 2008) and other executive benefits consistent with the Company’s personnel policies. The agreement also includes an incentive related to new business referrals. The agreement provides for certain additional compensation in the event of a change in control or other termination not for cause.

In May 2006, the Company entered into a three year agreement with Paul Toomey, the Company’s COO in which Mr. Toomey will receive a base salary of $200,000 per annum, a sign on bonus of $50,000, receive an annual guarantee bonus of $50,000, a $500 monthly car allowance, 150,000 options to purchase common stock at $5.00 per share (50,000 options will vest two years from date of agreement; 100,000 will vest upon the Company having an EBITDA of $14,000,000) and other executive benefits consistent with the Company’s personnel policies. The agreement provides for certain additional compensation in the event of a change in control or other termination not for cause.

c. In August 2006, the Company entered into an agreement with its former CFO, Donald T. Kelly, which terminated upon his resignation on February 13, 2007.

d. On January 3, 2007, Andrew G. Barnett was appointed by the Board of Directors of CFWH as Chief Executive Officer, effective January 19, 2007. Mr. Barnett, pursuant to the terms and condition of his three year employment agreement, will receive a base salary of $320,000 per annum, 1,000,000 ten year options to purchase common stock of CFWH at $3.10 per share (such options will vest incrementally based on time and performance criteria), incentive awards, and standard benefits. Effective February 13, 2007, Mr. Barnett assumed the chief financial officer title and role in addition to his role as the Company’s chief executive officer.

e. In March 2006, CFWH entered into a six month consulting agreement expiring September 30, 2006 for financial and accounting services requiring minimum payments of $10,000 with a maximum of $15,000 per month, predicated upon hours of service and the issuance of a five year option to purchase 50,000 shares of common stock at $4.00 per share, vesting ratably over the six-month period of service. The fair value of the options utilizing the Black-Scholes option pricing model is $161,977, which is being charged to operations over the term of the agreement.

f. The Company entered into a five year sales representative agreement with an entity owned by a shareholders’ spouse, as of December 7, 2006. The sales representative is to receive $10,000 per month plus a commission for serve as one of the Company’s non-exclusive representatives for introducing the Company to potential clients for the purpose of the Company establishing a business relationship. The representative will also receive a commission payment, as determined in the agreement, for each successful business relationship introduced.

g. Minimum payments under non-cancelable operating lease obligations for office space at June 30, 2006 are as follows:

Year Ending June 30,
2007	$219,063
2008	236,284
2009	236,284
2010	236,284
2011	244,546
Thereafter	781,100

Rent expense under all operating leases in fiscal year ended June 30, 2006 was $228,983and $6,833 in 2005. Included in rent expense for 2006 is a termination fee of $72,750, representing the costs to terminate the lease for the Company’s former corporate headquarters earlier then the contract date. The Company surrendered its security deposit and will pay $60,750 in cash in fiscal 2007 to effect this termination. The fiscal 2007 cash payment is reflected in the 2007 minimum payments above and as a liability at June 30, 2006.

h. The Company entered into consulting/lease agreements with Med-Air Consultants, Inc. (“Med-Air”) wherein Med-Air provides hyperbaric chamber equipment and consulting services for three centers operated by the Company. These agreements are in effect as long as the Company has a contract with the applicable hospital. The hospital contracts are for a period of three years. Two of the three hospitals have renewed their contracts with the Company while the third hospital is in its third year of the contract. Upon termination of the hospital contract, the chambers will be returned to Med Air. Each agreement stipulates different financial terms: They require minimum monthly payments of $8,000, $8,500 and $10,000, respectively, for each individual agreement. Each agreement stipulates a per treatment payment of $85, $95 and $105, respectively, that is applied against the minimum payments made. Payments are first applied against lease payments on the chambers with the balance applied to consulting fees. Lease payments extend over a three year period of time. The Company paid Med-Air $562,225 and $25,509 in 2006 and 2005, respectively. In addition, the Med-Air agreements originally contained a right of first refusal for all investments in new hospital contracts. Med-Air agreed to give up this right on July 8, 2004, in exchange for New York Hyperbaric and Wound Care Centers, LLC agreeing to invest in twelve joint ventures with Med-Air (three per year for four years) commencing in 2005. This responsibility was assumed by The Center for Wound Healing, Inc. as part of the acquisition of the 12 LLCs. As of June 30, 2006, six investments had been made under this agreement.

i. The Company has signed agreements to open and manage twelve (12) additional hyperbaric centers in Fiscal 2007 at an estimated total cost, exclusive of leased chambers, of approximately $2,400,000.

j. In September 2006, the Company entered into an independent contractor agreement with AMT, LLC and Boyer Marketing Associates, Inc. (collectively the “Representative”) to serve as the Company’s non-exclusive business development representative for several geographic regions of the country through April 30, 2009. The Representatives are paid a base compensation and an incentive predicated on the opening of new wound care and hyperbaric treatment centers that the Representative has identified and for with whom the Company enters into contractual relationship.

Note 15 -Subsequent Events

On July 12, 2006, John DeNobile resigned as President of The Center for Wound Healing, Inc. Mr. DeNobile will remain as a member of the Company’s Board of Directors.

On July 18, 2006, Anthony L. Pane submitted his resignation as Chief Financial Officer of The Center for Wound Healing, Inc., effective on August 18, 2006. On February 13, 2007, his successor, Donald Kelly, resigned to assume a position with another company.

On July 20, 2006, Paul Basmajian was appointed as a member of the Board of Directors of The Center for Would Healing, Inc. Mr. Basmajian was, in connection with his appointment to the Board of Directors, granted a three year option to purchase 50,000 shares of common stock of The Center for Wound Healing, Inc., at an exercise price of $3.00 per share. Mr. Basmajian will also receive reimbursement for his attendance at meetings of the Board of Directors of The Center for Wound Healing, Inc.

On September 27, 2006, David J. Walz, the former Executive Vice President and Chief Operating Officer of The Center for Wound Healing, Inc. (the “Company”), was appointed as President of the Company and on April 9, 2007 was appointed Treasurer.

On November 16, 2006, The Center for Wound Healing, Inc., as a result of being unable to timely file its annual report on Form 10-KSB, is no longer being quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc. but is being reported on the ‘pink sheets” under the symbol “CFWH.PK.”

On Tuesday, November 28, 2006, a commission (“the Berger Commission”) formed by the Governor and State Legislature of the State of New York, issued a report calling for eliminations and consolidations of 57 hospitals and clinics throughout the State. Three of the hospitals to be closed and two slated for consolidation are hospitals with which the Company currently has agreements to operate wound care and hyperbaric services. These hospitals have been recognized by the Company as high risk facilities and management has provided allowances for doubtful accounts. In fiscal 2006, the Company reported $2,750,695 of revenue from these affected hospitals and established $619,913 in bad debt reserves.

These recommendations have been accepted by both the Governor and State Legislature in its entirety, however these recommendations could take years to implement. Some hospitals have already initiated legal action to prevent the implementation of the Berger Commission’s report. Should several Company client hospitals be closed or consolidated, the Company does not anticipate a significant long term loss in revenue. Management believes its existing relationship with its physician referral network at each of the affected hospitals is strong and the referring doctors will likely send their patients to nearby hospital client facilities that have wound care and hyperbaric chamber centers operated by the Company. In the event of hospital closure or consolidation, the Company will be able to relocate the hyperbaric chambers with minimum cost. Management estimates and impairment loss of less than $70,000 at December 31, 2006, representing unamortized leasehold improvements at these affected hospitals.

On January 3, 2007, Andrew G. Barnett was appointed by the Board of Directors of The Center for Wound Healing, Inc. as Chief Executive Officer, effective January 19, 2007. Mr. Barnett, pursuant to the terms and condition of his three year employment agreement, will receive a base salary of $320,000 per annum, 1,000,000 ten year options to purchase common stock of The Center for Wound Healing, Inc. at $3.10 per share (such options will vest incrementally based on time and performance criteria), incentive awards, and standard benefits. Effective February 13, 2007, Mr. Barnett assumed the chief financial officer title and role in addition to his role as the Company’s chief executive officer and secretary as of April 9, 2007.

Dr. Phillip Forman resigned on January 3, 2007 as Chief Executive Officer of The Center for Wound Healing, Inc. Dr. Forman will remain as a member of the Company’s Board of Directors. On August 7, 2006, the Company hired Mr. Donald T. Kelly to serve as its interim Chief Financial Officer, which he did until his resignation on February 13, 2007.

As more fully described in Notes 9 and 11 the Company on May 31, 2007 renegotiated the terms and conditions of its revolving line of credit facility and its convertible debentures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Center for Wound Healing, Inc.

We have audited the accompanying combined balance sheets of New York Hyperbaric & Wound Care Centers LLC and Affiliates as of December 31, 2005 and 2004, and the related combined statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of New York Hyperbaric & Wound Care Centers LLC and Affiliates as of December 31, 2005 and 2004, and the combined results of their operations and their combined cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

East Meadow, New York

June 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Center for Wound Healing, Inc.

We have reviewed the accompanying combined balance sheet of New York Hyperbaric & Wound Care Centers LLC and Affiliates as of March 31, 2006, and the related combined statements of income, changes in members capital and cash flows for the three-month period then ended. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

East Meadow, New York

June 1, 2007

NEW YORK HYPERBARIC & WOUND CARE CENTERS LLC

 AND AFFILIATES

Combined Balance Sheets

	March 31,	December 31,
	2006	2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,858,671	$2,455,907	$1,634,997
Accounts receivable - net of allowance for doubtful accounts of $1,014,000, $953,889, and $362,875, respectively	4,865,547	4,822,702	3,856,354
Due from affiliates	305,888	210,921	—
Prepaid expenses	23,000	8,957	—
Due from members	528	528	46,384

	7,053,634	7,499,015	5,537,735
Property and Equipment	2,630,259	2,738,541	3,178,283
Other Assets	34,794	14,794	14,794

	$9,718,687	$10,252,350	$8,730,812

LIABILITIES AND MEMBERS’ CAPITAL
Current Liabilities
Accounts payable	$212,489	$184,965	$—
Due to affiliates	—	—	57,332
Accrued expenses	62,069	130,418	10,455
Current installments of obligations under capital leases	718,149	716,233	488,686
Current installments of vehicle loans	95,221	104,932	103,467
Short-term borrowings	3,200,000	2,794,167	1,233,134
Note payable	—	—	832
Due to members	537,522	612,751	785,897
Deferred tax liabilities	91,000	81,000	79,000

	4,916,450	4,624,466	2,758,803

Long-Term Liabilities
Obligations under capital leases - net of current maturities	678,424	803,158	1,589,163
Obligations under vehicle loans - net of current maturities	49,536	56,271	65,584
Due to members - net of current maturities	—	—	212,500

	727,960	859,429	1,867,247

Members’ Capital	4,074,277	4,768,455	4,104,762

	$9,718,687	$10,252,350	$8,730,812

See notes to financial statements.

NEW YORK HYPERBARIC & WOUND CARE CENTERS LLC

 AND AFFILIATES

Combined Statements of Income

	Three Months Ended March 31,	Years Ended December 31,
	2006	2005		2004
	(Unaudited)
Income—fees	$2,966,834	$14,707,069		$8,359,573
General and Administrative Expenses	2,081,153	11,988,304		5,833,864

Income Before Interest and Income Tax Provision	885,681	2,718,765		2,525,709

Interest	114,465	573,735		187,961
Income Tax Provision	66,094	62,948		80,998

	180,559	636,683	#	268,959

Net Income	$705,122	$2,082,082	#	$2,256,750

See notes to financial statements.

NEW YORK HYPERBARIC & WOUND CARE CENTERS LLC AND AFFILIATES

Combined Statements of Changes in Members’ Capital

	Three Months Ended March 31,	Years Ended December 31,
	2006	2005	2004
	(Unaudited)
Members’ Capital - beginning	$4,768,455	$4,104,762	$1,602,344
Contributions	—	455,960	330,502
Distributions	(1,399,300)	(1,874,349)	(84,834)
Net income	705,122	2,082,082	2,256,750

Members’ Capital - end	$4,074,277	$4,768,455	$4,104,762

See notes to financial statements.

NEW YORK HYPERBARIC & WOUND CARE CENTERS LLC

 AND AFFILIATES

Combined Statements of Cash Flows

	Three Months Ended March 31,	Years Ended December 31,
	2006	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net income	$705,122	$2,082,082	$2,256,750
Adjustments to reconcile net income to net cash provided by operating activities
Bad debts	78,000	673,014	19,484
Depreciation and amortization	177,582	610,076	405,944
Deferred income taxes	10,000	2,000	79,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(120,845)	(1,639,362)	(2,115,734)
Prepaid expenses	(14,043)	(8,957)	31,510
Due from affiliates	(94,967)	(210,921)	—
Increase (decrease) in:
Accounts payable	27,524	184,965	(14,649)
Accrued expenses	(68,349)	119,963	10,455
Due to affiliates	—	(57,332)	(170,002)

	700,024	1,755,528	502,758

Cash Flows from Investing Activities
Purchase of property and equipment	(69,300)	(170,334)	(888,250)
Due from members	—	45,856	(46,384)
Other assets	(20,000)	—	(2,794)

	(89,300)	(124,478)	(937,428)

Cash Flows from Financing Activities
Net proceeds from short-term borrowings	405,833	1,561,033	1,230,570
(Repayment of) note payable	—	(832)	(74,649)
Loans from (repayments to) members	(75,229)	(385,646)	604,493
(Repayments of) vehicle loans	(16,446)	(7,848)	66,778
Principal reduction of capital lease obligations	(122,818)	(558,458)	(155,210)
Contributions from members	—	455,960	330,502
Distributions to members	(1,399,300)	(1,874,349)	(84,834)

	(1,207,960)	(810,140)	1,917,650

Net Increase (Decrease) in Cash and Cash Equivalents	(597,236)	820,910	1,482,980
Cash and Cash Equivalents - beginning	2,455,907	1,634,997	152,017

Cash and Cash Equivalents - end	$1,858,671	$2,455,907	$1,634,997

See notes to financial statements.

NEW YORK HYPERBARIC & WOUND CARE CENTERS LLC

 AND AFFILIATES

Combined Statements of Cash Flows

	Three Months Ended March 31,	Years Ended December 31,
	2006	2005	2004
	(Unaudited)
Supplemental Disclosure of Cash Flow Information
Cash Paid:
Interest	$114,465	$573,735	$177,505
Income taxes	$36,281	$40,367	$1,900
Noncash Investing and Financing Activities:
Acquisition of property and equipment through capital leases	$24,559	$38,819	$1,579,807
Transfer of equipment (and related capital leases) at net book value to noncombined affiliate	$—	$(196,217)	$—
Acquisition of vehicles through financing	$—	$133,561	$28,289

See notes to financial statements.

NEW YORK HYPERBARIC & WOUND CARE CENTERS LLC

 AND AFFILIATES

Notes to Combined Financial Statements

1 - Nature of Business and Summary of Significant Accounting Policies

a.	Principles of Combination - The accompanying financial statements include the combined accounts of New York Hyperbaric & Wound Care Centers LLC, Maimonides Hyperbaric LLC, New York Hyperbaric & Wound Care LLC—(Delaware Company), South Nassau Hyperbaric LLC, Elise King LLC, Newark BI LLC, Trenton Hyperbaric LLC, South N Hyperbaric LLC, Lowell Hyperbaric LLC, Scranton Hyperbaric LLC, Forest Hills Hyperbaric LLC, and Muhlenberg Hyperbaric LLC (collectively, the “Companies”). All of the companies are under common ownership and control. All intercompany profits, transactions, and balances have been eliminated in combination.

b.	Nature of Business - The Companies are engaged in providing hospital based wound care centers with hyperbaric oxygen therapy in the States of New York, New Jersey, Pennsylvania, Delaware, and Massachusetts.

c.	Revenue Recognition - Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals. Generally, the contract provides for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.

d.	Cash and Cash Equivalents/Concentration of Credit - The Companies place their temporary cash investments with high credit-quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. The Companies classify cash invested in money market funds with maturities of three months or less at the time of purchase as cash equivalents.

e.	Accounts Receivable - Accounts receivable have been reduced for all known bad debts and allowances. An allowance for doubtful accounts has been recorded in the accompanying combined financial statements based on historical trends and management estimates. Accounts are written off only after exhaustive efforts at collection.

f.	Property and Equipment - Property and equipment are recorded at cost. The Companies provide for depreciation of property and equipment over their estimated useful lives ranging from 3 to 7 years, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the lease terms.

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments that extend the lives of the assets are capitalized. The cost and accumulated depreciation and amortization of assets retired or otherwise disposed of are relieved from the appropriate accounts, and any profit or loss on the sale or disposition of such assets is credited or charged to income.

The Companies’ long-term assets to be held and used are evaluated for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. During 2004, certain leasehold improvements were determined to be impaired, and the Companies recorded an impairment charge of approximately $114,000. At balance sheet dates, management has determined that no impairment of the Companies’ long-lived assets exists.

g.	Capital Leases - Leases are classified as capital leases in accordance with the terms of the underlying lease agreements. Capital leases are recorded as assets and the related obligations as liabilities at the lower of fair market value or present value. Such assets are amortized on a basis consistent with the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases. The lease payments under capital leases are applied as a reduction of the obligation and interest expense. Capital leases are included in property and equipment.

h.	Income Taxes - The Companies are all limited liability companies and are taxed in the same manner as partnerships. The members are taxed individually on their proportionate shares of the Companies’ taxable income. Income earned is subject to New York City unincorporated business tax, and Scranton, PA gross receipts tax. The Companies prepare their tax returns on the cash basis of accounting. Certain Companies pay New Jersey nonresident withholding tax and foreign tax on behalf of their members. These tax payments are considered distributions to those members. The Companies use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized.

i.	Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the collectability of accounts receivable.

j.	Advertising Costs - Advertising costs are expensed as incurred. Advertising expense incurred for the three months ended March 31, 2006, and for the years ended December 31, 2005 and 2004 was $8,074, $63,393, and $36,905, respectively.

2 - Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2004	2006	2005
	(Unaudited)
Computer equipment and software	$118,572	$115,566	$115,076
Furniture and fixtures	88,409	84,174	84,174
Medical chambers and equipment under capital leases	2,545,960	2,521,401	2,678,800
Leasehold improvements	1,134,000	1,096,500	902,818
Vehicles	330,795	330,795	197,234

	4,217,736	4,148,436	3,978,102
Less: Accumulated depreciation and amortization (Including $942,494, $846,081, and $699,510 at March 31, 2006, and December 31, 2005 and 2004, respectively, attributable to medical chambers and equipment under capital leases)	1,587,477	1,409,895	799,819

	$2,630,259	$2,738,541	$3,178,283

3 - Related Party Transactions

Certain advances and transfers of property and equipment are made to and from noncombined affiliates in the ordinary course of business. The balances are noninterest bearing and due on demand.

In addition, certain noncombined affiliates were charged management fees for the three months ended March 31, 2006 and for the years ended December 31, 2005 and 2004, in the amounts of $315,000, $3,412,500, and $1,140,783, respectively, for administrative and payroll services.

These non-combined affiliates consist of The Center for Wound Healing, Inc. (“CFWH”) and nine LLCs that were majority owned by the majority members of the Companies, but were acquired (with the exception of EIN Hyperbaric, LLC) by CFWH on July 1, 2005 (6 LLCs), and January 1, 2006 (2 LLCs).

At the time of acquisition of the Companies by CFWH (see note 12), the Chairman and the CEO of CFWH were two of the majority members of the Companies. One of the minority members on several of the companies is also a member of the Board of Directors of CFWH.

Commencing in October 2003 through July 2004, Elise King LLC advanced Braintree Hyperbaric, LLC (“Braintree”) $82,994, which was to be used to start up a hyperbaric chamber in a hospital. The transaction was never consummated with the hospital, and Braintree has not repaid the advances. At March 30, 2007, the advance is outstanding. Braintree is controlled by one of the majority members of the Companies.

Note payable consists of a $100,000 promissory note at May 15, 2003, payable in monthly installments of $6,221, including principal and interest at 12% per annum. The note was payable to Med-Air Consultants, Inc. (“Med-Air”), a company operated by the majority interest of a partnership with one of the majority members of the Companies. The final principal payment of $832 was made in January 2005.

The Companies entered into consulting/lease agreements with Med-Air wherein Med-Air provides hyperbaric chamber equipment and consulting services for two centers operated by the Companies. These agreements are in effect as long as the Company has a contract with the applicable hospital. The hospital contracts are for a period of three years. One of the hospitals has renewed its contract; the other hospital’s contract is in its third year. Upon termination of the hospital contract, the chambers will be returned to Med-Air. The agreements provide for minimum monthly payments and monthly per treatment payments that are applied against the monthly minimum payments. Payments are first applied against lease payments on the chambers with the balance applied to consulting fees. Lease payments extend over a three year period of time.

In addition, the Med-Air agreements originally contained a right of first refusal for all investments in new hospital contracts. Med-Air agreed to give up this right on July 8, 2004, in exchange for the Companies’ agreement to invest in twelve joint ventures with Med-Air (three per year for four years) commencing in 2005. This responsibility was assumed by The Center for Wound Healing, Inc. as part of the acquisition. As of June 30, 2006, five investments had been made under this agreement.

As part of the services provided by the Companies, medical doctors and nurses evaluate patients and perform treatments. These medical professionals are paid by Hyperbaric Medical Associates, P.C. (“HMA”), a company owned by a doctor who is the director of one of the hospital centers. The Companies pay HMA the payroll and payroll related costs of the medical professionals provided, and manage the operations of HMA.

4 - Obligations Under Capital Leases

The Companies lease medical equipment under installment purchase agreements with a related party, with interest rates ranging from 10.14% to 11.78% over three and seven-year terms. Each lease is guaranteed by the members.

Summary of obligations under capital leases:

	March 31, 2004	December 31,
		2006	2005
	(Unaudited)
Total obligations under capital leases	$1,396,573	$1,519,391	$2,077,849
Less: Current installments	718,149	716,233	488,686

	$678,424	$803,158	$1,589,163

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

March 31, 2006
(Unaudited)
For the twelve months ending March 31, 2007	$870,982
2008	569,238
2009	81,667
2010	64,934

1,586,821
Less: Amounts representing interest	190,248

$1,396,573

	December 31,
	2005	2004
For the years ending December 31, 2005	$—	$794,844
2006	854,117	872,424
2007	692,356	681,733
2008	125,616	104,008
2009	74,974	74,974
2010	10,377	10,377

	1,757,440	2,538,360
Less: Amounts representing interest	238,049	460,511

	$1,519,391	$2,077,849

5 - Bank Line of Credit

The Companies, along with their affiliates, have been joint borrowers on a $2,000,000 line of credit, which is secured by the Companies’ and affiliates’ assets and personally guaranteed by certain of the Companies’ members and certain of the affiliates’ stockholders/officers. In June 2005, the line was increased to $5,000,000, and the Companies were given the option to choose, at the time of each advance, either an advance at the bank’s prime rate or at LIBOR plus 2.5%. The agreement expires in June 2008. The available balance under this agreement varies as availability is based upon the aggregate eligible receivables of the Companies and their affiliates, as defined in the amended agreement. At March 31, 2006, there were no outstanding borrowings on this line of credit by the non-combined affiliates.

6 - Due From/To Members

Amounts due to members consist of a noninterest bearing revolving $400,000 loan that is payable on demand, and various loans with interest imputed at 8% per annum that are payable over various periods generally ranging from one to two years. Amounts due from members consist of noninterest bearing loans payable on demand.

7 - Vehicle Loans

The following is a schedule as of March 31, 2006, and December 31, 2005 and 2004 of principal maturities of vehicle loans. The loans are payable in monthly installments of principal and interest ranging from 0% to 1.9%, and are secured by the related vehicles.

		March 31, 2006
		(Unaudited)
For the twelve months ending March 31,	2007	$95,221
	2008	23,727
	2009	13,355
	2010	9,140
	2011	3,314

		$144,757

	December 31,
	2005	2004
For the years ending December 31, 2005	$—	$103,467
2006	104,932	27,660
2007	25,114	21,046
2008	16,026	11,485
2009	10,461	5,393
2010	4,670	—

	$161,203	$169,051

8 - 401(K) PLAN

The Companies, together with their affiliates, maintain a 401(k) plan which allows eligible employees to defer a portion of their salaries. The plan stipulates eligible employees may elect to contribute up to 10% of their annual salaries to the plan, subject to certain limitations. The Companies have a discretionary matching policy. No matching contributions were made during the three months ended March 31, 2006, and the years ended December 31, 2005 and 2004.

9 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The provision for income taxes is comprised of the following:

	Three Months Ended March 31, 2006	Years Ended December 31,
		2005	2004
	(Unaudited)
Current	$56,094	$60,948	$1,998
Deferred	10,000	2,000	79,000

	$66,094	$62,948	$80,998

10 - Commitments

The Companies are committed under an operating lease, requiring monthly payments of approximately $7,000 per month, for an office space in Rye, NY that was terminated in July 2006. Upon termination, the Companies forfeited their security deposit of $12,000, and paid an early termination fee of $60,750. Rent expense for the three months ended March 31, 2006, and for the years ended December 31, 2005 and 2004 was $21,263, $109,233, and $97,061, respectively.

11-Concentrations

Cash Credit Risk Concentrations

The Companies maintain accounts with financial institutions which, at times, exceed federally insured limits. The Companies have not experienced any losses in such balances, and believe they are not exposed to any significant credit risk on cash and cash equivalents. The amount of uninsured cash was approximately $710,000, $1,258,000 and $463,000, at March 31, 2006, December 31, 2005 and 2004, and respectively.

Transactions with Customers

For the years ended December 31, 2004 and 2005 and the three months ended March 31, 2006, the companies had significant patient fee revenue and receivable balances from hospitals as follows:

	Year Ended December 31, 2004		December 31, 2004
	Approximate Net Patient Revenue	Approximate Percentage of Net Patient Revenue	Approximate Accounts Receivable	Approximate Percentage of Accounts Receivable
Hospital A	$1,820,000	25%	$1,030,000	27%
Hospital B	1,082,000	15%	527,000	14%
Hospital C	1,014,000	14%	624,000	16%
Hospital D	753,000	10%	470,000	12%
Hospital E	1,129,000	16%	371,000	10%

	$5,798,000	80%	$3,022,000	79%

	Year Ended December 31, 2005		December 31, 2005
	Approximate Net Patient Revenue	Approximate Percentage of Net Patient Revenue	Approximate Accounts Receivable	Approximate Percentage of Accounts Receivable
Hospital A	$2,064,000	18%	$1,282,000	24%
Hospital B	1,331,000	12%	399,000	7%
Hospital C	1,332,000	12%	585,000	11%
Hospital D	859,000	8%	580,000	11%
Hospital E	1,347,000	12%	619,000	12%

	$6,933,000	62%	$3,465,000	65%

	Three Months Ended March 31, 2006		March 31, 2006
	Approximate Net Patient Revenue	Approximate Percentage of Net Patient Revenue	Approximate Accounts Receivable	Approximate Percentage of Accounts Receivable
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hospital C	$268,000	10%	$348,000	7%
Hospital E	284,000	11%	475,000	10%
Hospital F	480,000	18%	753,000	16%

	$1,032,000	39%	$1,576,000	33%

12- SUBSEQUENT EVENTS

a.	All of the Companies are under common control and ownership. On April 7, 2006, effective April 1, 2006, certain members of the Companies that comprise the majority ownership and controlling interest of the Companies at March 31, 2006 exchanged their respective interests in the Companies for cash and shares of common stock of The Center for Wound Healing, Inc. (“CFWH”).

b.	The Companies’ bank line of credit was amended on April 7, 2006 to, among other things, revise certain covenant terms and definitions. The termination date is currently based upon the satisfaction or conversion of CFWH’s 8% Secured Convertible Debenture that is subordinated to the bank.

c.	On December 14, 2006, CFWH obtained a waiver from the bank for noncompliance of certain covenants for the period ended June 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors The Center for Wound Healing, Inc.

We have audited the accompanying consolidated balance sheet of Atlantic Associates, LLC, as of March 31, 2006, and the related statement of operations, and cash flows for the period from July 1, 2005 (Inception) to March 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Associates, LLC as of March 31, 2006, and the consolidated results of its operations and its consolidated cash flows for the period from July 1, 2005 (Inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

East Meadow, New York

June 1, 2007

ATLANTIC ASSOCIATES, LLC

Consolidated Balance Sheet

March 31, 2006

ASSETS
Current Assets
Accounts receivable - net of allowance for doubtful accounts of $40,781	$54,844

Property and Equipment	103,336

Other Assets	34,246

$192,426
LIABILITIES AND MEMBERS’ (DEFICIENCY)
Current Liabilities
Cash overdraft	$10,460
Accounts payable and accrued expenses	36,801
Current installments of obligations under capital leases	21,865
Due to related parties	68,712
Other current liabilities	8,349

146,187

Long-Term Liabilities
Obligations under capital lease—net of current maturities	38,802
Deferred rent	11,946

50,748

Members’ (Deficiency)	(4,509)

$192,426

See notes to financial statements.

ATLANTIC ASSOCIATES, LLC

Consolidated Statement of Operations

Period from July 1, 2005 (Inception) to March 31, 2006

Income
Fees	$100,000

General and Administrative Expenses	254,787

(Loss) Before Interest Expense	(154,787)

Interest Expense	(3,722)

Net Loss	$(158,509)

See notes to financial statements.

ATLANTIC ASSOCIATES, LLC

Consolidated Statement of Changes in Members’ Capital (Deficiency)

Period from July 1, 2005 (Inception) to March 31, 2006

Members’ Capital - beginning	$—
Contributions	154,000
Net (loss)	(158,509)

Members’ (Deficiency) - end	$(4,509)

See notes to financial statements.

ATLANTIC ASSOCIATES, LLC

Consolidated Statement of Cash Flows

Period from July 1, 2005 (Inception) to March 31, 2006

Cash Flows From Operating Activities
Net (loss)	$(158,509)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	6,500
Provision for doubtful accounts	40,781
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(95,625)
Increase (decrease) in:
Accounts payable and accrued expenses	36,801
Due to affiliate	68,712
Deferred rent	11,946
Other current liabilities	8,349

(81,045)

Cash Flows From Investing Activities
Purchase of property and equipment	(49,169)
Other assets	(34,246)

(83,415)

Cash Flows From Financing Activities
Capital contributed	154,000
Cash overdraft	10,460

164,460

Net Increase (Decrease) in Cash	—

Cash - beginning	—

Cash - end	$—

Supplemental Disclosures of Cash Flow Information
Noncash investing and financing activities:

Acquisition of equipment under capital lease	$60,667

See notes to financial statements.

ATLANTIC ASSOCIATES, LLC

Notes to Consolidated Financial Statements

March 31, 2006

1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation - Atlantic Associates, LLC (“AA”), a Delaware holding company, is a 60% member of Modern Medical Specialties, LLC (“MMS”) and Modern Medical LLC (“MM”). MMS and MM are engaged in providing hospital based sleep medicine and operating ambulatory surgical centers in connection with hospitals in the States of New York and New Jersey. MMS began operations in October 2005. The accompanying consolidated financial statements include the accounts of AA and its majority-owned subsidiaries, MMS and MM (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

b.	Revenue Recognition - Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals. Generally, the contract provides for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.

c.	Accounts Receivable - Accounts receivable have been reduced for all known bad debts and allowances. As of March 31, 2006 an allowance for doubtful accounts of $40,781 has been recorded in the accompanying financial statements based on industry trends and management estimates. Accounts are written off after exhaustive efforts at collection.

d.	Property and Equipment - Property and equipment are recorded at cost. The Company provides for depreciation of property and equipment over their estimated useful lives of 5 to 7 years, using the straight-line method. Leasehold improvements are amortized on the straight-line method over the life of the asset or the life of the lease, whichever is less.

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments that extend the lives of the assets are capitalized.

e.	Capital Leases - Leases are classified as capital leases in accordance with the terms of the underlying lease agreements. Capital leases are recorded as assets and the related obligations as liabilities at the lower of fair market value or present value. Such assets are depreciated on a basis consistent with the provisions of Statement of Financial Accounting Standards Board No. 13, Accounting for Leases. The lease payments under capital leases are applied as a reduction of the obligation and interest expense. Capital Leases are included in property and equipment.

f.	Income Taxes - The Company is a limited liability company and is taxed in the same manner as partnerships. The members are taxed individually on their proportionate share of the Company’s taxable income. The Company is subject to New York City taxes. However, because the Company has a net loss for the period from July 1, 2005 (inception) to March 31, 2006, the Company has not incurred any income taxes.

g.	Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

h.	Minority Interest - Losses applicable to the minority interest in MMS and MM exceed the minority interest in the equity capital of these entities. Accordingly, such excess and any further losses applicable to the minority interest is charged against the majority interest, as there is no obligation of the minority interest to be responsible for such losses. However, if future earnings do materialize, the majority interest shall be credited to the extent of such losses previously absorbed.

2- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Leasehold improvements	$23,320
Equipment under capital lease	60,667
Other medical equipment	19,347
Software	6,502

109,836
Less:Accumulated depreciation and amortization (including $6,500 attributable to equipment under capital lease)	6,500

$103,336

3- OBLIGATIONS UNDER CAPITAL LEASE

The Company leases medical equipment under a capital lease installment purchase agreement with interest at approximately 10% over a three-year term.

Summary of obligations under capital lease:

Total obligation under capital lease	$60,667
Less: Current installments	21,865

$38,802

The following is a schedule by year of future annual minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

For the twelve months ending March 31,	2007	$30,100
	2008	24,080
	2009	18,060

Total minimum payments		72,240
Less: Amounts representing interest		9,247

		$62,993

4- RELATED PARTY TRANSACTIONS

MMS utilized an affiliated company owned by the individual member of its minority member entity to provide sleep technician services at a hospital in Brooklyn, New York. As of March 31, 2006, the amount billed for these services is $25,750. The amounts included in accounts payable as of March 31, 2006 is $19,750. The same affiliated company paid for certain expenses on behalf of MM and MMS. The amount due to the affiliated company at March 31, 2006 is $41,346. The balances are noninterest bearing and due on demand. MMS and MM each loaned $25,000 to an affiliated company owned by the individual member of their minority member entity. In addition, the affiliated company provided its employees to perform services on behalf of MMS and MM and paid for certain other expenses on behalf of MMS and MM. At March 31, 2006, the amount due to the affiliated company is $14,556. The balances are noninterest bearing and due on demand.

Another affiliated company owned by the individual member of the minority member entity provided its employees to perform services on behalf of MMS and to cover certain expenses. The amount due to this affiliated company at March 31, 2006 is $12,810. The balances are noninterest bearing and due on demand.

5- CONCENTRATION

The Company has entered into three agreements to provide medical services for three hospitals, Victory Memorial Hospital (“Victory Hospital”) (New York), St. Mary’s Hospital (New Jersey) and Peninsula Hospital (New York). Only Victory Hospital was operational as of March 31, 2006. In June 2006, operations began at St. Mary’s Hospital. Operations at Peninsula Hospital have not yet started.

Until June 2006, the Company derived 100% of its revenue from Victory Hospital, located in Brooklyn, New York, which accounted for 100% of the accounts receivable as of March 31, 2006.

6- COMMITMENTS

MM executed a 126 month non-cancelable lease agreement on February 1, 2006 for office space to provide sleep services, a minor operating room, and hyperbaric services. The lease is guaranteed by the members of MMS and MM. The lease provides for abatement of rent for six specified months spread over the lease term. Rent expense is calculated by dividing total lease payments by the term of the lease resulting in a liability (“Deferred Rent”) that will be eliminated at the conclusion of the lease term.

A summary of the minimum annual rental commitments under this operating lease, excluding real estate taxes and maintenance costs, are as follows:

For the twelve months ending March 31, 2007	$101,613
2008	112,904
2009	135,485
2010	135,485
2011	138,789
Thereafter	828,328

$1,452,604

7- SUBSEQUENT EVENTS

The Company entered into a consulting agreement in April 2006. The consulting agreement fee arrangement requires $7,000 per month from April 2006 through November 2006 unless construction and the Certificate of Occupancy are not obtained by then. The agreement will continue on a month-to-month basis until those conditions are met. The consulting firm will assist MM in facilitating the process of licensing in the State of New Jersey to provide sleep services, a minor operating room, and hyperbaric services at its New Jersey facility.

The Company leased medical equipment in April 2006 under a capital lease installment purchase agreement with interest at approximately 5% over a three-year term. The required lease payment for the first three months is $3,295 and $6,590 for the remaining thirty-three months of the lease.

The Center For Wound Healing, Inc. (“CFWH”) also entered into a two year management fee arrangement wherein this shareholder manages the daily operations of a separate CFWH facility for $25,000 a month and receives a 25% distribution of the facility’s profits as defined.

On April 12, 2006, CFWH entered into an Exchange Agreement, effective April 1, 2006, with AA and its three members (“AA Members”), one of whom is an officer of CFWH. Pursuant to this Agreement, the AA Members exchanged their interests in AA for shares of common stock of CFWH. The aggregate purchase price for this transaction consists of $300,000 cash and 100,000 shares of common stock of CFWH, of which the officer of CFWH received $75,000 and 60,000 shares.

On July 1, 2006, the Company entered into a six month consulting fee arrangement with the 40% member of MM and MMS, wherein such member will provide general consulting services to promote the Company’s business for $15,000 per month.

On November 16, 2006, Victory Hospital filed for Chapter 11 bankruptcy. On November 28, 2006, a commission (“the Berger Commission”) formed by the Governor and State Legislature of the State of New York, issued a report on 57 hospitals throughout the State that called for eliminations of and consolidations of certain hospitals and clinics. One of the hospitals listed to be closed is Victory Hospital, which is the Company’s sole source of revenue for the period from July 1, 2005 (inception) to March 31, 2006. The report recommends that Victory Hospital be closed as a hospital, but reopened as a diagnosis and treatment center. At this time, it is too early to determine the total impact to the Company of the Berger Commission report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Center for Wound Healing, Inc.

We have audited the accompanying balance sheets of Far Rockaway Hyperbaric, LLC as of December 31, 2005 and 2004, and the related statements of income, changes in members’ capital, and cash flows for the year ended December 31, 2005 and for the period from July 9, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Far Rockaway Hyperbaric, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from July 9, 2004 (inception) to December 31, 2004. in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & CO. LLP

RAICH ENDE MALTER & CO. LLP

East Meadow, New York

June 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Center for Wound Healing, Inc.

We have reviewed the accompanying balance sheet of Far Rockaway Hyperbaric, LLC as of March 31, 2006, and the related statements of income, changes in members’ capital, and cash flows for the three-month period then ended. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

East Meadow, New York

June 1, 2007

FAR ROCKAWAY HYPERBARIC, LLC

Balance Sheets

	March 31, 2006	December 31,
		2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$274,366	$275,385	$30,047
Accounts receivable - net of allowance for doubtful accounts	387,759	494,300	81,875
Due from employees	677	—	—

	662,802	769,685	111,922

Property and Equipment	161,544	166,392	197,113

	$824,346	$936,077	$309,035
LIABILITIES AND MEMBERS’ CAPITAL
Current Liabilities
Accrued expenses	$31,637	$23,677	$—
Current installments of obligations under capital leases	71,169	66,498	46,144
Deferred income tax liability	15,600	20,000	1,300

	118,406	110,175	47,444

Long-Term Liabilities
Obligations under capital leases - net of current maturities	61,306	80,896	147,394

Members’ Capital	644,634	745,006	114,197

	$824,346	$936,077	$309,035

See notes to financial statements.

FAR ROCKAWAY HYPERBARIC, LLC

Statements of Income

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Period From July 9, 2004 (Inception) to December 31, 2004
	(Unaudited)
Income
Fees	$287,891	$1,314,963	$81,875
Interest	1,417	2,177	—

	289,308	1,317,140	81,875

General and Administrative Expenses	158,600	338,158	51,871

Income Before Other Expenses	130,708	978,982	30,004

Other Expenses:
Interest	9,980	49,157	4,507
Income tax provision	1,100	39,016	1,300

	11,080	88,173	5,807

Net Income	$119,628	$890,809	$24,197

See notes to financial statements.

FAR ROCKAWAY HYPERBARIC, LLC

Statements of Changes in Members’ Capital

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Period From July 9, 2004 (Inception) to December 31, 2004
	(Unaudited)
Members’ Capital - beginning	$745,006	$114,197	$—
Contributions	—	30,000	90,000
Distributions	(220,000)	(290,000)	—
Net income	119,628	890,809	24,197

Members’ Capital - end	$644,634	$745,006	$114,197

See notes to financial statements.

FAR ROCKAWAY HYPERBARIC, LLC

Statements of Cash Flows

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Period From July 9, 2004 (Inception) to December 31, 2004
	(Unaudited)
Cash Flows From Operating Activities
Net income	$119,628	$890,809	$24,197
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,682	30,721	12,789
Bad debts	9,134	28,200	—
Deferred income taxes	(4,400)	18,700	1,300
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	97,407	(440,625)	(81,875)
Employee advances	(677)	—	—
Increase (decrease) in:
Accrued expenses	7,960	23,677	—

	236,734	551,482	(43,589)

Cash Flows From Investing Activities
Purchase of property and equipment	(2,834)	—	(12,872)

Cash Flows From Financing Activities
Capital contributed	—	30,000	90,000
Principal reduction of capital leases	(14,919)	(46,144)	(3,492)
Distributions to members	(220,000)	(290,000)	—

	(234,919)	(306,144)	86,508

Net Increase (Decrease) in Cash and Cash Equivalents	(1,019)	245,338	30,047
Cash and Cash Equivalents - beginning	275,385	30,047	—

Cash and Cash Equivalents - end	$274,366	$275,385	$30,047

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest	$9,980	$49,157	$4,507
Income taxes	$—	$—	$—
Noncash investing and financing activities:
Acquisition of equipment under capital leases	$—	$—	$197,030

See notes to financial statements.

FAR ROCKAWAY HYPERBARIC, LLC

Notes to Financial Statements

1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Nature of Business - Far Rockaway Hyperbaric, LLC (“the Company”) is engaged in providing hospital based wound care centers with hyperbaric oxygen therapy in the State of New York.

b.	Revenue Recognition - Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals. Generally, the contract provides for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.

c.	Cash and Cash Equivalents - The Company places its temporary cash investments with higher credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company includes cash invested in a money market fund as a cash equivalent.

d.	Accounts Receivable - Accounts receivable have been reduced for all known bad debts and allowances. As of March 31, 2006, December 31, 2005 and 2004, an allowance for doubtful accounts of $37,334, $28,200, and $-0-, respectively, has been recorded in the accompanying financial statements based on historical trends and management estimates. Accounts are written off after exhaustive efforts at collection.

e.	Property and Equipment - Property and equipment are recorded at cost. The Company provides for depreciation of property and equipment over their estimated useful lives ranging from 5 to 7 years, using the straight-line method.

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments that extend the lives of the assets are capitalized.

f.	Capital Leases - Leases are classified as capital leases in accordance with the terms of the underlying lease agreements. Capital leases are recorded as assets and the related obligations as liabilities at the lower of fair market value or present value. Such assets are depreciated on a basis consistent with the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases. The lease payments under capital leases are applied as a reduction of the obligation and interest expense. Capital Leases are included in property and equipment.

g.	Income Taxes - The Company is a limited liability company and is taxed in the same manner as partnerships. The members are taxed individually on their proportionate share of the Company’s taxable income. The Company is subject to New York City unincorporated business tax.

h.	Advertising - Advertising costs are expensed as incurred. Advertising expense for the period ended March 31, 2006, for the year ended December 31, 2005 and for the period from July 9, 2004 (inception) to December 31, 2004 amounted to $3,725, $3,431, and $-0-, respectively.

i.	Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

2- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2006	December 31,
		2005	2004
	(Unaudited)
Medical equipment	$12,872	$12,872	$12,872
Office equipment	2,834	—	—
Equipment under capital leases	197,030	197,030	197,030

	212,736	209,902	209,902
Less:Accumulated depreciation (including $46,912, $39,875, and $11,728 at March 31, 2006, and December 31, 2005 and 2004, respectively, attributable to equipment under capital leases)	51,192	43,510	12,789

	$161,544	$166,392	$197,113

3- OBLIGATIONS UNDER CAPITAL LEASES

The Company leases medical equipment under installment purchase agreements with a related party with interest rates of approximately 28% over a three-year term.

Summary of obligations under capital leases:

	March 31, 2006	December 31,
		2005	2004
	(Unaudited)
Total obligation under capital lease	$132,475	$147,394	$193,538
Less:Current installments	71,169	66,498	46,144

	$61,306	$80,896	$147,394

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

	March 31, 2006	December 31,
		2005	2004
	(Unaudited)
2005	$—	$—	$95,300
2006	—	99,600	99,600
2007	99,600	92,950	92,950
2008	68,050	—	—

Total minimum lease payments amount	167,650	192,550	287,850
Less:Amounts representing interest	35,175	45,156	94,312

	$132,475	$147,394	$193,538

4- COMMITMENTS

The Company has executed consultant agreements with two medical professionals in February and March 2006 that provide for consultation and medical advice to be performed monthly for $4,000 each agreement. The terms of the agreements shall continue indefinitely unless terminated by either party with sixty days prior written notice or the other party’s material breach of any terms of the agreement.

5- INCOME TAXES

At March 31, 2006, December 31, 2005 and 2004, a deferred income tax liability has been recorded as a result of recognizing certain timing differences of tax deduction items and income in the financial statements that will be recorded on future tax returns. The Company prepares its tax return on the cash basis of accounting. The provision for income taxes is primarily for local taxes based on income.

Income tax expense consists of the following:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Period From July 9, 2004 (Inception) to December 31, 2004
	(Unaudited)
Current	$5,500	$20,316	$—
Deferred	(4,400)	18,700	1,300

	$1,100	$39,016	$1,300

6- CONCENTRATION

The Company derives 100% of its revenue from one hospital located in Far Rockaway, New York, which accounted for 100% of the accounts receivable as of March 31, 2006, December 31, 2005 and 2004.

7- SUBSEQUENT EVENTS

On June 16, 2006, effective as of June 1, 2006, the Company, the Members, and The Center for Wound Healing, Inc. (“CFWH”) entered a Contribution Agreement to sell the Members’ interests in the Company to CFWH for $5 million (the “Purchase Price”). CFWH paid the Members $1 million and signed two promissory notes totaling $2 million. In addition, the Members received shares of common stock of CFWH valued at $2 million. All cash and cash equivalents and billed accounts receivable of the Company as of May 31, 2006 remained the property of the Members.

On November 28, 2006, a commission (“the Berger Commission”) formed by the Governor and State Legislature of the State of New York, issued a report on 57 hospitals throughout the state that called for eliminations and consolidations of certain hospitals and clinics. One of the hospitals listed to be closed is St. John’s Episcopal Hospital, which is the Company’s sole source of revenue for the period from July 9, 2004 to March 31, 2006. At the present time, it is too early to determine the final impact to the Company of the Berger Commission report. These recommendations are expected to be implemented by June 30, 2008.

Should the hospital be closed or consolidated, CFWH does not anticipate a significant long-term loss in revenue, since CFWH expects to be able to relocate the hyperbaric chambers and equipment.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Effective on December 16, 2005, Kevcorp dismissed Madsen & Associates, CPA’s by declining to renew the engagement of Madsen & Associates, CPA’s Inc. as the independent accountant engaged to audit the financial statements of the Registrant and engaged Raich Ende Malter & Co. LLP as its new independent registered public accounting firm for fiscal year end June 30, 2006.

Madsen & Associates, CPA’s Inc. performed the audit of the Registrant’s financial statements for year ended June 30, 2005 and June 30, 2004. During this period and the subsequent interim period prior to the Registrant declining to renew their engagement, there were no disagreements with Madsen & Associates, CPA’s Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Madsen & Associates, CPA’s Inc.’s satisfaction would have caused Madsen & Associates, CPA’s Inc. to make reference to this subject matter of the disagreements in connection with Madsen & Associates, CPA’s Inc.’s report, nor were there any “reportable events” as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

Kevcorp’s Board of Directors determined that, although they were very satisfied with the quality of the audits prepared by Madsen & Associates, CPA’s Inc., a new independent certified public accountant would be in the best interests of the shareholders of Kevcorp. The decision to not to renew the engagement with Madsen & Associates, CPA’s Inc. was approved by the Kevcorp’s Board of Directors.

The audit reports of Madsen & Associates, CPA’s Inc. for Kevcorp’s years ended on June 30, 2005 and June 30, 2004 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that the Registrant might not be able to operate as a going concern.

Apart from the above, we have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

Item 8A.	Controls and Procedures:

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, as of the date herein, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon his evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company in 2007 has begun to correct these deficiencies.

(b) Changes in Internal Control over Financial Reporting.

During the year ended June 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has now established appropriate controls and procedures with respect to the use of corporate funds and is in the process of installing a company-wide accounting and financial reporting application suite.

ITEM 8B.	Other Information:

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

Our directors, executive officers and control persons their respective ages as of May 31, 2007 are as follows:

Name	Age	Position
Current Officers and Directors:
Andrew G. Barnett	53	CEO; CFO; Secretary
David Walz	46	President, Treasurer
John Capotorto, MD	45	Director
David H. Meyrowitz	60	Director
Paul Basmasjian	48	Director
John DeNobile	33	Director
Dr. Phillip Forman	47	Director

Business Experience of Current Officers and Directors:

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

Andrew G. Barnett has been our Chief Executive Officer since January 19, 2007, our Chief Financial officer since February 13, 2007 and is also our Corporate Secretary. From January 1, 2001 through January, 2007, Andrew G. Barnett was a principal of Morris Anderson & Associates, Ltd., a financial and management consulting firm. Mr. Barnett brings extensive expertise in the development and implementation of strategic plans, operational and financial strategies. Mr. Barnett has served in advisory and senior management capacities as CEO, COO, and CFO to both publicly and privately held companies. Mr. Barnett has acted in such capacities in many companies including a $1 billion tobacco and HBA distributor, a $100 million outdoor security lighting company, a $150 million periodicals agency, a $90 million consumer products company, a $100 million financial services company, a $100 million industrial parts distributor, and a $50 million professional services firm. Mr. Barnett has served a broad range of clients with operations throughout the United States as well as in Europe, the Middle East and Asia. Industry experience includes retail, manufacturing, consumer products, publishing, financial services, wholesale distribution and professional services.

David J. Walz was named President on September 27, 2006 and is also our Treasurer. Mr. Walz joined the predecessor company in November 2003 as Executive Vice President and Chief Operating Officer. Mr. Walz is an executive with over twenty-one years of experience in hospital operations, financial management, business development and strategic planning within complex healthcare organizations. From November 2000 to September 2003, Mr. Walz was Executive Director/Vice President of Operations at St. John’s Queens Hospital, a teaching division of Saint Vincent’s Catholic Medical Centers in New York, where he was responsible for the day-to-day operations. Prior to this role, Mr. Walz held various positions in finance, including director of finance for a four-hospital system. Mr. Walz has a Bachelors degree in Finance, Banking and Investments and also holds a Master Degree in Healthcare Administration. Dave is a Fellow (“FHFMA”) and a Certified Managed Care Professional (“CMCP”) in the Healthcare Financial Management Association

Phillip Forman, DPM, was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007 served as the chief executive officer of American Hyperbaric, Inc. Prior to joining New York Hyperbaric, he was a private practitioner. He received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine. His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending, Staten Island University Hospital and Associate Director, Residency Program, Staten Island University Hospital. Dr. Forman has extensive experience in wound care. He has participated in numerous clinical trials involving diabetic foot infections, novel antibiotics and new biopharmaceuticals for problem and non-healing wounds of the lower extremities. He has participated in trials with Merck & Co., Inc., Pharmacia, OrthoBiotech, Novartis/Organogenesis, Johnson & Johnson, Monsanto, Ortho-McNiel, Alpha Therapeutics and Ortec International. In addition to his clinical trial participation, Dr. Forman has several research projects underway involving Osteomyelitis and Vascular Disease in patients with Diabetes.

John V. Capotorto, M.D., was the Chief Medical Director of New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, since July, 2005, has been the Vice President of American Hyperbaric, Inc. Prior to joining New York Hyperbaric, he was an attending physician in Adult and Pediatric Endocrinology and was a clinical assistant professor at SUNY HSCB since 1996. He holds board certification in Internal Medicine, Pediatrics, Adult and Pediatric Endocrinology and Metabolism, and is accredited in Hyperbaric Medicine. Additionally, he is the Medical Director of the Diabetes Treatment Center at Staten Island University Hospital and has extensive experience in both wound care and hyperbaric medicine. Dr. Capotorto graduated from Vassar College in 1981 and studied Medicine at the University of Bologna. He returned to New York where he completed a combined medical and pediatric internship and residency. Dr. Capotorto was a Research Fellow in Islet Cell Transplantation at the Joslin Diabetes Center and a clinical fellow in Adult and Pediatric Endocrinology at both the Joslin Diabetes Center and Children’s Hospital, part of the Harvard Medical School system. In addition to his medical training, Dr. Capotorto has completed an Executive MBA program at the Baruch College. He is a member of the Beta Gamma Sigma Honor Society and has used his combined medical and business knowledge towards developing and opening comprehensive Hyperbaric and Wound Care Centers.

David H. Meyrowitz was appointed to the Board of Directors on June 19, 2006. Mr. Meyrowitz received his Jurist Doctor from Brooklyn Law School in 1970 and was admitted to the New York Bar in 1971. He received his Bachelor of Science degree, majoring in accounting, from the University of Bridgeport in 1967. Mr. Meyrowitz is a Senior Partner in the law firm of Kamerman Meyrowitz & Soniker, P.C. located in New York City. Mr. Meyrowitz was appointed as Advisor to Registrants for the United States Selective Service System and served as such through the end of the Viet Nam War. Mr. Meyrowitz was also appointed by then Governor Carey to be a member of the counsel of the State University Agricultural and Technical College at Farmingdale where he served as such for approximately 10 years. Mr. Meyrowitz also acts as special collection counsel to the New York City Housing authority. Mr. Meyrowitz is a member of the New York County Lawyers Association and the Bar Association of Nassau County. He is a member of the United States Customs Court.

Paul Basmajian was appointed to the board of directors on July 20, 2006. Mr. Basmajian has 24 years servicing global asset management and plan sponsor communities. He is a Senior Managing Partner and member of the Board of Directors of BNY ESI & Co., subsequently acquired by the Bank of New York in 1998. Currently, Mr. Basmajian serves as the director of trading operations for BNY Brokerage and part of senior management team for the Bank of New York.

John DeNobile founded American Hyperbaric in May 2005. From April 2002 through May, 2005, Mr. DeNobile invested in real estate development projects, from pre-construction through rental phase, as well as acting as a consultant to emerging companies. From 1995 through April 2002, Mr. DeNobile was a licensed stock broker at Winchester Investment Securities, Inc. Mr. DeNobile is currently president of Axcess, Inc., a company dedicated to providing state of the art imaging, diagnostic and interventional services and education to meet the vascular access needs of the hemodialysis community.

Directors are elected at the Company’s annual meeting of stockholders and serve for one year until the next annual Stockholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

Family Relationships:

There are no family relationships between any two or more of our former or current directors or executive officers. There is no arrangement or understanding between any of our former or current directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Board Committees and Independence:

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until their earlier death, retirement, resignation or removal. Our bylaws set the authorized number of directors at not less than one or more than nine, with the actual number fixed by our board of directors. Our bylaws authorized the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution.

Our board of directors has established two committees to date, an Audit Committee and a Compensation Committee. The principal functions of the Audit Committee are to recommend the annual appointment of the Company’s auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company’s operating results and to review the Company’s internal control procedures. The principal functions of the Compensation Committee are to review and recommend compensation and benefits for the executives of the Company.

The entire board of directors will perform the function of the Audit Committee until we appoint directors to serve on the Audit Committee.

The entire board performs the functions of the Compensation Committee until we appoint directors to serve on the Compensation Committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a required class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were or will be complied with for the fiscal year ended June 30, 2006.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the company;

3) Compliance with applicable government laws, rules and regulations;

4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5) Accountability for adherence to the code.

The company adopted a formal code of ethics statement that is designed to deter wrong doing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the company files or submits to the SEC and others. A copy of the code of ethics is filed as an exhibit to the Annual Report filed with the SEC on September 24, 2004, and may be obtained from the Company upon request.

Item 10.	Executive Compensation:

Executive Compensation

The following table sets forth for the year ended June 30, 2006 compensation awarded to, paid to, or earned by, our Chief Executive Officer, and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock awards ($)	Securities underlying options/SARs	LTIP payouts ($)	All other compensation ($)
Phillip Forman, DPM Chief Executive Officer (1)	2006 2005	341,538 226,164

John Capotorto, MD Chief Medical Officer	2006 2005	341,538 226,164

Paul Toomey Chief Operating Officer (2)	2006 2005	200,192 166,364	50,000

Elise Greenberg SR.VP-Human Resources	2006 2005	216,923 193,846

(1)	Phillip Forman resigned as the Company’s chief executive officer effective January 3, 2007
(2)	Paul Toomey ceased serving as the Company’s chief operating officer effective January 19, 2007 but continues in a regional director function.
(3)	John DeNobile resigned as the Company’s president July 12, 2006 and received no compensation for his services.

Unless otherwise restricted by the certificate of incorporation, the members of board of directors have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation thereafter. Members of special or standing committees may be allowed,, for example, compensation for attending committee meetings.

The following table sets forth information concerning stock options that were granted to the named executive officers during the year ended June 30, 2006.

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in 2005	Exercise or Base Price ($/Sh)	Expiration Date
Paul Toomey	150,000	42%	$5.00	2016
David J. Walz	210,000	58%	$3.24	2016

(1)	The fiscal 2006 grants were all stock options.

The following table sets forth information concerning the exercise of stock options during the fiscal year ended June 30, 2006 by the named executive officers and the aggregate value of stock options held by the named executive officers as of June 30, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name				Number of Securities Underlying Unexercised Options at June 30, 2006		Value of Unexercised In-The-Money Options at June 30, 2006 ($)(1)
	Grant Type	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul Toomey				0	150,000	0	0
David J.Walz				110,000	100,000	$55,000	0

(1)	These amounts represent the difference between the exercise price of the stock options and the June 30, 2006 closing price of the common stock on the OTC Bulletin Board of $3.50.

Employment Agreements

Effective on December 1, 2005, the Company entered into short-term and long-term employment agreements with Dr. Phillip Forman, Dr. John Capotorto and Elise Greenberg. The terms and conditions of each agreement are identical except for the salary levels.

The short term employment agreements were for terms commencing December 1, 2005 and terminating March 31, 2006. The arrangements for Dr. Forman and Dr. Capotorto provided for aggregate salaries of $25,000 per month. Ms. Greenberg provided for a salary of $7,500 per month.

The long term employment agreements were for terms commencing April 1, 2006 and terminating April, 2011. The arrangements for Dr. Forman and Dr. Capotorto provided for aggregate salaries of $50,000 per month. Ms. Greenberg provided for a salary of $15,000 per month.

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

In April 2006, the Company entered into a three year agreement with David Walz in which Mr. Walz will receive a base salary of $200,000 per annum, receive an annual guarantee bonus of $50,000, an $800 monthly car allowance, 210,000 options to purchase common stock (110,000 @ $3.00 per share, vested June 1, 2006; 50,000 options @ $3.00 per share, vesting January 1, 2007; 50,000 options @ $4.00 per share, vesting January 1, 2008) and other executive benefits consistent with the Company’s personnel policies. The agreement also includes an incentive related to new business referrals.

In May 2006, the Company entered into a three year agreement with Paul Toomey in which Mr. Toomey will receive a base salary of $200,000 per annum, a sign on bonus of $50,000, receive an annual guarantee bonus of $50,000, an $500 monthly car allowance, 150,000 options to purchase common stock @ $5.00 per share (50,000 options will vest two years from date of agreement; 100,000 will vest upon company having an EBITDA of $14,000,000) and other executive benefits consistent with the Company’s personnel policies.

In the event of a termination arising from a change in control, both Mr. Walz and Mr. Toomey would be entitled to payment of 2.0 times then base compensation or other termination not for cause, as defined in the agreement, the terminated officers would be entitled to .5 times then base compensation. In the event of a change of control, each officer can elect to voluntarily terminate his or her employment and be entitled to this payment. The payment of this amount is subject to certain restrictions as defined in the Internal Revenue Code.

Employment Agreement After June 30, 2006 Period Reported

Mr. Andrew G. Barnett, pursuant to the terms and condition of his three year employment agreement commencing January 19, 2007, will receive a base salary of $320,000 per annum, 1,000,000 ten-year options to purchase common stock of The Center for Would Healing, Inc. at $3.10 per share (such options will vest incrementally based on time and performance criteria), incentive awards, and standard benefits.

In the event of a termination arising from a change in control or other termination not for cause, as defined in the agreement, Mr. Barnett will be entitled to certain accelerated payments of salary and the vesting of certain stock options. The payment of this amount is subject to certain restrictions as defined in the Internal Revenue Code.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table sets forth certain information regarding the beneficial ownership of The Center for Wound Healing’s Common Stock as of June 30, 2006 by: (i) each person known to The Center for Wound Healing to own beneficially more than five percent of the Common Stock; (ii) each director of The Center for Wound Healing; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount of Ownership(2)		Percentage of Class(3)
Phillip Forman, DPM	4,575,848		20%
John Capotorto, MD	4,575,848		20%
John DeNobile	2,274,869		10%
Paul Basmasjian	16,667		*
David H. Meyrowitz	20,000		*
David Walz	110,000	(5)	*
Directors, Officers as a group (7 persons)(4)	11,573,232		50.83%
The Elise Trust(5)	4,575,848		20%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o The Center For Wound Healing, Inc., 517 Route 1 South, Suite 3060 Iselin, NJ 08830.
(2)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly has or shares the powers to direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities with respect to which that person has the right to acquire beneficial ownership within 60 days of the relevant date. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of stock beneficially owned.
(3)	Based on 22,765,781 shares of capital stock, which includes 22,655,781 shares of common stock issued and outstanding as of June 30, 2006, and 110,000 shares of common stock issuable upon exercise of the Warrants or Options as of June 30, 2006.
(4)	Includes 110,000 options vesting as of June 30, 3006.
(5)	Elise Trust is controlled by The First Rock Trustees, Limited.

Andrew G. Barnett was employed on January 19, 2007 and granted options for 1,000,000 shares of stock.

Item 12.	Certain Relationships and Related Transactions:

During July 2005, CFWH entered into Contribution Agreement (the “Contribution Agreements”) with six limited liability companies (the “Six LLCs”) whereby three members (the “Majority Members”) of the Six LLCs agreed to exchange their respective interests, in each instance constituting majority ownership, in the Six LLCs for an aggregate of 6,600,000 shares of CFWH’s common stock. On September 30, 2005, such members of the Six LLCs exchanged their interests in the Six LLCs for shares of CFWH. Each of the three members received 2,200,000 shares. Phillip Forman and John Capotorto of

CFWH were two of the Majority Members. The third Majority Member is a trust, (the “Elise Trust”) created for the benefit of the offspring of Mrs. Greenberg, the Company’s Senior Vice President of Human Relations. The Company has a consulting agreement with JD Keith LLC, an entity owned by Mrs. Greenberg’s spouse.

Effective January 1, 2006, CFWH acquired 92.5% of JFK Hyperbaric, LLC (“JFK”) and 90.625 % of Passaic Hyperbaric, LLC (“Passaic”) (collectively, the “Acquisition”). JFK and Passaic are limited liability companies controlled by the Majority Members that render the specialized service of hyperbaric medicine, which are the services also provided by CFWH. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values was $156,963 payable through the issuance of 1,833,667 shares of common stock of CFWH to the Majority Members. The aggregate number of shares issued was determined such that the Majority Members combined ownership of CFWH common shares on the effective date would equal 50.1% of total shares outstanding. The Majority Members have retained their percentage interest in the cash and accounts receivable reduced by third-party accounts payable of JFK and Passaic. Such amounts aggregated $1,561,752 at January 1, 2006.

In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from Raintree Development Corporation which is owned by Raintree Development Trust, which is a trust created for the benefit of the Company’s director of human resources, Elise Greenberg, who is the parent of the beneficiaries of the Elise Trust. See Note 10e.

On April 7, 2006, CFWH acquired the Majority Members’ interests in the Twelve LLCs, effective April 1, 2006, pursuant to a right granted to the Company by the Majority Members in December 2005. The aggregate purchase price for the Majority Members’ interests in these entities, based upon their recorded book values, was $3,610,061. A deferred income tax liability in the amount $1,147,000 has been provided for the difference between the financial reporting and tax bases of assets acquired, primarily related to accounts receivable and property and equipment. The effect of recording this liability was to reduce the purchase price. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values and adjusted for the deferred income tax liability was $2,463,061.

The purchase price for the Twelve LLCs consists of the following:

•	$2 million in cash;

•	4,794,210 shares of common shares of the Company;

•

The right by the Majority Members to be granted an additional 2,333,333 common shares of the Company taking into account up to 1,833,333 common shares into which the investor warrant described below may be converted, but not taking into account other common shares issuable upon conversion of options or warrants.

On June 16, 2006, the Company closed on a contribution agreement, effective June 1, 2006, to acquire Far Rockaway Hyperbaric, LLC (“Far Rockaway”) for $5 million. The consideration consisted of $1,000,000 in cash on closing, 615,385 shares of the Company’s common stock valued at $3.25 per share on the date of closing, a two year promissory note in the amount of $1,350,000 bearing interest at 8% per annum, and a 60 day promissory note in the amount of $650,000 bearing interest at 8% per annum. One of the Members, who controlled 49% of Far Rockaway Hyperbaric, is Braintree Hyperbaric, LLC which is an entity controlled by the Elise Trust.

Commencing in October 2003 through July 2004, the Elise King LLC advanced Braintree Hyperbaric, LLC $82,994 which was to be used to start up a hyperbaric chamber in a hospital. The transaction was never consummated with the hospital and Braintree has not repaid the advances. At March 30, 2007, the advance is outstanding.

In March 2006 Elise Greenberg’s spouse loaned CFWH $125,000 as evidenced by a 10% interest bearing note. On April 21, 2006 CFWH repaid the note in the amount of $150,000. At March 30, 2007, the loan overpayment of $25,000 is outstanding. This overpayment will be offset against payments due Ms. Greenberg’s spouse.

Management is presently negotiating to have both the loan overpayment and the advance will be offset against payments due to one of the former majority members.

Dr. Capotorto, a director of the Company, has a four percent minority interest in each of six LLCs acquired by the Company. This member also made loans to these LLCs during the years 2003 and 2004 totaling $250,000. The maturity dates of these loans ranged from April 2005 to September 2006. As of September 2006, all loans were repaid. In March 2006, the Company entered into an agreement with this member to redeem his minority interest in one of the LLCs which the Company acquired in July 1, 2005. This member received 16,667 common shares of the Company, with a recorded value of $23,154, in exchange for his minority interest in this LLC. The remaining four LLCs were acquired on April 7, 2006 by the Company and Dr. Capotorto retains his minority interest.

The president of the Company has a 20% minority interest in two LLCs which were acquired by the Company on July 1, 2005 and April 7, 2006.

Item 13.	Exhibits:

The following exhibits are included as part of this Registration Statement.

Exhibit No.	Description of Exhibit
3(i)	Restated Articles of Incorporation (1)

3(i)	Articles of Amendment to the Articles of Incorporation (1)

3(i)	Articles of Amendment to the Articles of Incorporation (2)

3(ii)	Restated By-Laws (1)

4.1	Form of Securities Purchase Agreement between The Center for Wound Healing, Inc. and Certain Investors, exhibits attached (4)

4.2	Form of Contribution Agreement (5)

4.3	First Amended and Restated Contribution Agreement between The Center For Wound Healing, Inc. Joel Macher, Alan Richer and Braintree Hyperbaric, LLC and attachments. (6)

10.1	Agreement and Plan of Reorganization dated October 28, 2005 with American Hyperbaric, Inc. (4)

10.2	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto, dated December 1, 2005. (5)

10.3	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman, dated December 1, 2005. (5)

10.4	Employment Agreement between American Hyperbaric, Inc. and Elise Greenberg, dated December 1, 2005. (5)

10.5	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto, dated December 1, 2005. (5)

10.6	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman, dated December 1, 2005. (5)

10.7	Employment Agreement between American Hyperbaric, Inc. and JD Keith, dated December 1, 2005. (5)

14.1	Code of Ethics (3)

21	Subsidiaries (9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (9)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (9)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (9)

(1)	Filed as an Exhibit on Form 8-K which was filed September 16, 1998, is incorporated herein by reference.
(2)	Filed as an Exhibit on Form 10-KSB/A which was filed March 23, 2004, is incorporated herein by reference.

(3)	Filed as an Exhibit on Form 10-KSB which was filed September 24, 2004, is incorporated herein by reference.
(4)	Filed as an Exhibit on Form 10-QSB/A, which was filed on November 1, 2005, is incorporated herein by reference.
(5)	Filed as an Exhibit on Form 10-QSB, which was filed on February 21, 2006, is incorporated herein by reference.
(6)	Filed as an Exhibit on Form 8-K which was filed April 11, 2006, is incorporated herein by reference.
(7)	Filed as an Exhibit on Form 8-K which was filed April 12, 2006, is incorporated herein by reference.
(8)	Filed as an Exhibit on Form 8-K which was filed June 22, 2006, is incorporated herein by reference.
(9)	Filed herein.

ITEM 14.	Principal Accounting Fees And Services:

Fiscal Year Ended 2006

(a)	Audit Fees:

Our principal accountant, RAICH ENDE MALTER & Co. LLP, billed us aggregate fees in the amount of approximately $500,000 for the fiscal year ended June 30, 2006. These amounts were billed for professional services that Raich Ende Malter & Co. LLP provided for the audit of our annual financial statements, review of our interim financial information and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for this fiscal year.

(c)	Tax Fees:

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $30,500 for the fiscal year ended June 30, 2006, and for tax compliance.

(d)	All Other Fees:

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $0.00 for the fiscal year ended June 30, 2006, and for all other fees.

Fiscal Year Ended 2005

(a)	Audit Fees:

Our principal accountant, Madsen & Associates, CPA’s Inc., billed us aggregate fees in the amount of approximately $3,825. for the fiscal years ended June 30, 2005 These amounts were billed for professional services that Madsen & Associates, CPA’s provided for the audit of our annual financial statements, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)	Audit-Related Fees:

Madsen & Associates, CPA’s Inc., billed us aggregate fees in the amount of $0.00 for the fiscal year ended June 30, 2005 and for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)	Tax Fees:

Madsen & Associates, CPA’s Inc., billed us aggregate fees in the amount of $0.00 for the fiscal year ended June 30, 2005 and for tax compliance, tax advice, and tax planning.

(d)	All Other Fees:

Madsen & Associates, CPA’s Inc., billed us aggregate fees in the amount of $0.00 for the fiscal year ended June 30, 2005 and for all other fees.

The Board of Directors has reviewed and discussed with the Company’s management and auditors the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2006 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew G. Barnett Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer; Principal Accounting Officer	June 6, 2007

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew G. Barnett Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer; Principal Accounting Officer	June 6, 2007

/s/ John DeNobile John DeNobile	Director	June 6, 2007

/s/ Dr. John Capotorto Dr. John Capotorto	Director	June 6, 2007

/s/ David H. Meyrowitz David H. Meyrowitz	Director	June 6, 2007

/s/ Paul Basmajian Paul Basmajian	Director	June 6, 2007

/s/ Dr. Phillip Forman Dr. Phillip Forman	Director	June 6, 2007

Exhibit Index

Exhibit No.	Description of Exhibit
21	Subsidiaries.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.