Form 10QSB
period 2006-09-30
Center for Wound Healing, Inc.
filed 2007-07-03
CIK 799194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2006 was approximately $33,172,995.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date. As of June 1, 2007, there were 22,765,781 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THE CENTER FOR WOUND HEALING, INC.

Report on Form 10-QSB

For the Fiscal Quarter Ended September 30, 2006

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

ASSETS
CURRENT ASSETS
Cash in bank	$1,258,350
Accounts receivable, net of allowance for doubtful accounts of $2,400,351	10,839,706
Income tax refunds receivable	802,000
Prepaid expenses and other current assets	180,497

Total current assets	13,080,553
Property and equipment, net	7,585,306
Investment in unconsolidated affiliates	235,325
Intangible assets	5,486,716
Deferred tax asset	257,216
Other assets	870,698

TOTAL ASSETS	$27,515,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,971,772
Current maturities of capital leases	1,925,248
Short-term borrowings	3,800,000
Notes payable	91,600
Notes payable to minority members	19,449
Payable to former majority members	724,898
Income tax liability	151,000
Deferred tax liability	1,352,200
Due to affiliates	387,842

Total current liabilities	11,424,009
Notes payable, net of current maturities	1,458,961
Capital lease obligations, net of current maturities	1,494,397
8% Secured convertible debentures	4,965,171
Minority interest in consolidated subsidiaries	1,084,556

TOTAL LIABILITIES	20,427,094

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 22,655,781 shares issued and outstanding	22,656
Additional paid-in capital	15,704,051
Accumulated deficit	(8,637,987)

TOTAL STOCKHOLDERS’ EQUITY	7,088,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,515,814

See notes to unaudited financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2006	2005
REVENUES
Treatment fees	$4,784,542	$4,444,060

OPERATING EXPENSES
Cost of Services	2,855,587	2,678,158
Sales and marketing	66,931	28,747
General and administration	2,567,250	685,035
Depreciation and amortization	12,853	8,639
Management fees	—	—
Bad debt expense	423,166	123,881

TOTAL OPERATING EXPENSES	5,925,787	3,524,460

OPERATING INCOME (LOSS)	(1,141,245)	919,600

OTHER EXPENSE
Interest expense	(919,023)	(597,590)
Rental fees- affiliate	—
Minority interest in net loss of consolidated subsidiaries	806	(106,018)
Equity in net loss of unconsolidated affiliates	—
Loss on disposal of property and equipment	—	(22,346)
Other expenses	(247,500)	—

TOTAL OTHER EXPENSE	(1,165,717)	(725,954)

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,306,962)	193,646
PROVISION FOR INCOME TAXES (BENEFITS)	(883,367)	142,000

NET INCOME (LOSS)	$(1,423,595)	$51,646

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.06)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	22,655,781	18,693,361

See notes to unaudited financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total
	Shares	Amount
Balances at July 1, 2006	22,655,781	$22,656	$15,362,539	$(7,214,392)	$8,170,803
					—
Amortization of Stock Options			341,512		341,512
Net loss	—	—	—	(1,423,595)	(1,423,595)

Balances at September 30, 2006	22,655,781	$22,656	$15,704,051	$(8,637,987)	$7,088,720

See notes to unaudited financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,423,595)	$51,646
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	442,463	350,805
Interest charged for fair valuation of warrants issued in connection with senior convertible and other debentures	308,034	50,000
Provision for bad debts	446,254	306,660
Minority interest in net income of consolidated subsidiaries	(806)	106,018
Debt discount and debt amortization	—	87,500
Loss on disposal of property and equipment	—	22,346
Amortization of stock options	341,512	—
Changes in operating assets and liabilities:
Accounts receivable	(1,321,206)	(471,219)
Prepaid expenses and other current assets	7,350	18,512
Other assets	12,000	—
Accounts payable and accrued expenses	1,171,132	88,038
Income tax refunds receivable	(802,000)	—
Current income tax liability	(651,000)	142,000
Cash collected for benefit of and payable to sellers of LLCs	102,631	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,367,231)	752,306

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(480,533)	(346,316)
Cash proceeds from acquisition of subsidiaries	—	1,107,896
Investment in unconsolidated affiliates	(105,000)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(585,533)	761,580

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(559,911)	(223,979)
Advances from affiliates	287,400	(668,457)
Proceeds from bank line of credit	600,000	300,000
Proceeds from issuance of convertible debentures with detachable warrants	—	1,000,000
Deferred financing costs related to issuance of senior convertible debentures	201,083	—
Repayment of notes and loans	(1,050,000)	(304,337)
Repayment of minority member loans	(71,676)	(134,410)
Proceeds from notes payable	—	637,274

NET CASH (USED IN) FINANCING ACTIVITIES	(593,104)	(31,183)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,545,868)	1,482,703
CASH AND CASH EQUIVALENTS – beginning of year	3,804,218	$3,649,419

CASH AND CASH EQUIVALENTS – end of period	$1,258,350	$5,132,122

See notes to unaudited financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2006	2005
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period:
Interest	$183,962	$210,090

Income taxes	$651,000	$—

Non -cash financing and investing activities:
Equipment acquired under capital leases	$208,235	$835,928

Issuance of common stock in connection with acquisition of LLCs	$—	$2,112,444

See notes to unaudited financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

Note 1—Organization and Nature of Business

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

As of September 30, 2006, CFWH operates twenty-eight (28) hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. CFWH is headquartered in Iselin, New Jersey. The Company has signed agreements to open and manage eleven (11) additional hyperbaric centers.

REVERSE MERGER

On December 9, 2005, CFWH completed a “reverse acquisition” transaction with Kevcorp Services, Inc. (“Kevcorp”), a publicly-held Nevada corporation, in which Kevcorp acquired all the assets and assumed all of the liabilities of CFWH, in consideration for the issuance of a majority of Kevcorp’s shares of common stock pursuant to an Agreement and Plan of Reorganization. Following the reorganization, CFWH became a wholly-owned subsidiary of Kevcorp. Since the reverse acquisition transaction is in substance a recapitalization of CFWH, the assets and liabilities and the historical operations reflected in the financial statements are those of CFWH and are recorded at the historical cost basis of CFWH. Immediately preceding the reverse acquisition transaction, Kevcorp had no assets and approximately $5,000 in liabilities, which were satisfied directly by a Kevcorp shareholder prior to closing.

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

BASIS OF PRESENTATION

a. Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Acquisitions of entities under common control are accounted for under the pooling method of accounting at their historical costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”. Accordingly, the results of operations of these entities are included in the attached consolidated results of operations for the three months ended September 30, 2006 and 2005. The financial statements for the three months ended September 30, 2005 have been restated to retroactively reflect the acquisitions as if they had occurred at the beginning of the period in a manner similar to a pooling of interests. All other acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition. All intercompany profits, transactions, and balances have been eliminated. Minority interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Minority interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Minority interest in net loss of consolidated subsidiaries” in the accompanying consolidated statement of operations. A minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the majority owned LLCs and adjusts the Company’s net assets to reflect only the Company’s share of the net assets of the majority-owned LLCs.

Investments in unconsolidated affiliates are accounted for using the equity method of accounting.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

ACQUISITIONS / BUSINESS COMBINATIONS

CFWH entered into Contribution Agreements to acquire majority ownership in six limited liability companies effective July 1, 2005 for an aggregate of 6,600,000 shares of CFWH’s common stock. On September 30, 2005, such members of the six LLCs exchanged their interests in the six LLCs for shares of CFWH. For accounting purposes, the assets and liabilities and the historical operations reflected in the financial statements are those of the Six LLCs and are recorded at the historical cost basis of these LLCs.

On April 7, 2006, CFWH acquired the majority interests in twelve LLCs. Because the selling members are either stockholders, directors and/or officers of CFWH, the assets and liabilities and the historical operations of the acquisitions reflected in the financial statements have been recorded at their historical cost basis in a manner similar to a pooling of interests.

On April 12, 2006, the Company entered into an Exchange Agreement, effective April 1, 2006, with Atlantic Associates, LLC (“AA”) and its three members (“AA members”), one of whom is an officer of the Company. CFWH purchased Atlantic Associates 60% interest in two centers for $300,000 in cash and 100,000 shares of its common stock valued at $400,000.

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

The accompanying financial statements of the Company include the results of Far Rockaway and Atlantic Associates for the three months ended September 30, 2006.

Note 2—Summary of Significant and Critical Accounting Policies

(a) Use of Estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.

(b) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings (loss) per share are calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings (loss) per share, which are calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, are not presented separately as this is anti-dilutive. Such securities have been excluded from the per share computations as they would be anti-dilutive.

As of September 30, 2006, the Company has reserved an aggregate of 10,437,849 shares of its common stock for issuance under awards made pursuant to its 2006 Stock Option Plan, the conversion of debentures, and the exercise of common stock purchase warrants.

(c) Stock Based Compensation:

The Company applies FASB Statement No. 123 R, “Share Based Payment” in accounting for its stock-based compensation plans. Statement 123R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates. See Note 3 for further details.

(d) Recent Accounting Pronouncements:

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We adopted the provisions of SAB 108 in connection with the preparation of our current financial statements.

On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for periods beginning after June 30, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a), there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b), all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

(e) Reclassifications:

Prior period amounts have been reclassified where necessary to make them comparative with current period presentation.

Note 3—Employee Stock Compensation

The Company’s 2006 Stock Plan (the “Plan”), permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 2,000,000 shares of our common stock, to employees, outside directors, and consultants. All stock options under the 2006 Stock Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options vest ratably and generally expire 10 years from the grant date.

The fair value of the Company’s options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Quarter Ended September 30, 2006
Expected life (years)	5
Risk free interest rate	4.86%-5.96%
Volatility	110.97-111%
Dividend rate	0%

Stock compensation expense related to stock options was approximately $341,000 for three months ended September 30, 2006. These amounts are included in the Condensed Consolidated Statements of Operations within the general and administrative expenses line item.

There were 285,000 stock options granted during the three months ended September 30, 2006. The following table represents our stock options granted, exercised, and forfeited during the first quarter of fiscal 2007.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	410,000	$3.98

Granted	285,000	3.52
Exercised	0	0
Forfeited/expired	0	0

Outstanding at September 30, 2006	695,000	$3.79	9.7	$2,150,692

Exercisable at September 30, 2006	160,000	$3.10	9.5	$530,300

As of September 30, 2006, there was $990,115 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Note 4—Property and Equipment

September 30, 2006
Medical chambers and equipment, including $6,723,983 under capital leases	$7,032,624
Furniture, fixtures and computers	361,122
Leasehold improvements	2,838,288
Autos and Vans	477,933

10,709,967
Less: Accumulated depreciation and amortization – including $559,912 for medical chambers and equipment under capital lease	3,124,661

$7,585,306

Depreciation expense included in cost of services for 2006 and 2005 was $308,000 and $342,000, respectively.

Note 5—Intangible Assets

Intangible Assets consist of the following as of September 30, 2006:

Hospital contracts acquired	$5,083,328
Treatment center contract	125,000

Total intangible assets with finite lives	5,208,328
Less: Accumulated amortization	169,143

Net intangible assets with finite lives	5,039,185
Goodwill	447,531

Total intangible assets	$5,486,716

The following represents the estimated future amortization of the Hospital and Treatment Center Contracts over the next five years as of June 30, 2006, our fiscal year end:

Year or Period Ending June 30,
2007	557,625
2008	615,588
2009	567,703
2010	567,703
2011	567,703

Note 6—Other Assets

Other Assets consist of the following as of September 30, 2006:

Deferred financing costs, net of amortization of $402,166	$804,333
Equipment lease fees	20,000
Security deposit	46,365

Total other assets	$870,698

Note 7—Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 28.02% over three-to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of September 30, 2006 are as follows:

Total obligations under capital leases	$3,419,645
Less: Current installments	1,925,248

$1,494,397

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2006:

2007	$2,216,082
2008	1,163,882
2009	387,933
2010	50,668

Total minimum lease payments amount	3,818,565
Less: Amounts representing interest	398,920

Present value of minimum lease payments	$3,419,645

Note 8—Related Party Transactions

Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are non-interest bearing and due on demand.

Note 9—Short-term Borrowings

The Company entered into a three year $5,000,000 bank line of credit with Signature Bank on June 17, 2005, as amended on April 7, 2006. This line is secured by the assets of the Company and is personally guaranteed by certain of the Company’s stockholders/officers. At September 30, 2006, CFWH had an outstanding balance of $3,800,000 in several advances under this facility. The available balance under this agreement varies based upon a formula of eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank’s prime rate or LIBOR plus 2.5 points, at the option of the Company. The interest rates for these advances vary between 7.824—8.25% at September 30, 2006. The weighted average outstanding balance was $2,793,750 in fiscal 2006 and $2,012,500 in fiscal 2005 with a maximum month-end balance outstanding of $3,200,000 in 2006 and $2,100,000 in 2005. The weighted average interest rates for 2006 and 2005 were 8.63% and 8.89%.

The original termination date of the bank line was June 16, 2008. Pursuant to an amendment entered into on April 7, 2006, the termination date of the bank line became February 1, 2007 and pursuant to an amendment entered into on April 7, 2007, the termination date became May 2, 2007. As of September 30, 2006 and April 7, 2007, the Company was not in compliance with the financial covenants of this agreement. On December 14, 2006, the Company obtained a waiver for non-compliance from the bank for the period ended June 30, 2006.

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

The amended agreement requires the Company to maintain certain financial covenants and ratios, limits capital expenditures and additional indebtedness, and prohibits dividends and distributions to minority interest without prior approval. The Company is required to assign the aggregate proceeds of key man life insurance of $12,500,000 on the lives of the company’s CEO and two directors. These two directors have personally guaranteed the debt. As of June 29, 2007, the Company is in compliance with its debt covenants.

In September 2003, one minority member agreed to loan up to $500,000 to two of the Company’s LLCs. The amount outstanding at June 30, 2006 was $400,000 which was repaid in full on September 5, 2006. The loans bore interest at the prime rate plus 1%. The average balance outstanding under the agreement was $300,000 in fiscal 2006 and $345,000 in 2005, with a maximum month-end balance outstanding of $400,000 in 2006 and $345,000 in 2005.

Note 10—Notes Payable

a. One of the Company majority owned LLCs entered into a three year $100,000 bank promissory note with Signature Bank in January 2005. This note is secured by the assets of the specific borrowing LLC and is personally guaranteed by certain of the Company’s stockholders/officers. At September 30, 2006, CFWH has an outstanding balance of $47,223. The note is payable in monthly principal payments of $2,778 per month plus interest at 1% over the bank’s prime, 9.25% and 7.75% at September 30, 2006 and 2005, respectively. The agreement expires on February 1, 2008.

b. At the inception of several of the Company’s LLCs, the Company received non-interest bearing notes from participating minority members to help fund the LLCs initial growth. These loans ranged in size from $25,000 to $50,000 and were payable in equal monthly installments, starting 12-18 months after the loan, over a similar period of 12-18 months. The average monthly payment per loan was approximately $1,400. Interest on the loans was recognized at a rate of 8% and the loans were discounted accordingly. For the 3 month period ended September 30, 2006, the Company paid $51,494 against these loans. As of September 30, 2006, the Company had an outstanding debt on these minority loans of $19,449. The last loan payment was made in November 2006.

c. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of September 30, 2006, the Company has an outstanding balance due on these loans of $153,339. For the three months ended September 30, 2006, average monthly principal payments were approximately $6,600.

d. As part of the acquisition of Far Rockaway LLC, the Company issued a $1,350,000 promissory note which is payable on June 16, 2008.

Summary – Notes Payable as of September 30, 2006 consists of the following:

Notes payable	$1,570,010
Less: Current portion	111,049

$1,458,961

Maturities of the long-term portion of notes payable as of September 30, 2006 are as follows:

Period Ending September 30,
2008	$1,403,245
2009	33,632
2010	22,083
2011	0

$1,458,961

e. In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from a company owned by a related party. The note was due on June 1, 2006 with accrued interest. The loan was repaid on April 21, 2006 in the amount of $150,000. At September 30, 2006, the accompanying consolidated balance sheet includes a receivable of $25,000 for the amount repaid in excess of the principal. As of June 29, 2007, this balance was outstanding. This overpayment will be applied against payments due one of the former majority members.

Note 11—8% Secured Convertible Debenture

On April 7, 2006, the Company received $5,500,000 in gross proceeds ($4,912,500 after placement agent fees and other offering costs, plus an additional 150,000 common shares issued to the placement agent), in exchange for its secured convertible debenture. The debenture was originally due on April 7, 2007. As provided in the agreement, the due date was extended to September 7, 2007 since the shares underlying the warrants were not registered. The debenture was convertible at the option of the bondholders into common shares, at $3 per common share (subject to adjustment) at any time and in any amount prior to maturity. However, the debenture is subordinated to the Signature Bank line of credit and cannot be repaid prior to the full satisfaction of the bank line. This debenture bore interest at 8% per annum, payable in cash or in common shares at the conversion price (subject to certain eligibility requirements). $2,000,000 of the proceeds of the debenture was paid to the Majority Members as partial consideration for the simultaneous acquisitions of the twelve LLCs previously discussed.

If the Company fails to meet EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) targets as specified under the debenture the conversion price of the debentures is adjusted downward. As of September 30, 2006 the conversion price of each class of Debentures has been automatically reduced by $1.00 per share to $2.00, because the Company did not attain the defined EBITDA levels in the quarters ended June 30, 2006 and September 30, 2006. The conversion price cannot be less than $2.00 per share. Among other conditions, the Company is required to file a registration statement covering the common shares issuable in the event of conversion of the debenture into common shares and for common shares issuable upon exercise of the warrants.

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

Because the senior convertible debentures are immediately convertible, and can be converted at a price on the date of sale ($3.00 per share) which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500.000. Consequently, the entire $5,500,000 was allocated to the beneficial conversion feature ($2,108,240) and to the warrants ($3,391,760) using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of June 30, 2006, were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. Amortization of debt discount charged to operation in the current quarter was $308,034. As of September 30, 2006, the remaining unamortized discount of $534,829 has been reflected as a reduction of the senior convertible note. This amount will be amortized to expense to the unextended maturity date of the senior convertible debenture of April 7, 2007.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred and will continue to incur damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each bondholder for each month the Registration Statement is not filed up to a maximum of 9% per bondholder. The maximum damages amount to $495,000. As of September 30, 2006, the Company has recorded an accrual for damages amounting to $330,000 of which $247,500 was charged to operations in the current quarter. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised.

On February 28, 2007 a debenture holder issued a Default Notice to the Company because of the Company’s failure to timely file the annual report on Form 10KSB, the cessation of the Company’s securities being listed or quoted on the Over-the-Counter Bulletin Board of the NASD, and the Company’s failure to file a Registration Statement within 60 days of the Registration Rights Agreement. On March 1, 2007, Signature Bank issued a “blocking letter” that, among other things, precluded the debenture holders exercising any of the remedies as provided for in the Debenture Agreement. On May 31, 2007 the Company, its debenture holders and Signature Bank negotiated a restructuring of the Company’s senior secured loan and the secured debentures. Among other things, the debenture holders withdrew their default notice and all alleged defaults under both agreements were waived.

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 31, 2007 by $504,778 and the $495,000 in damages referred to in the second preceding paragraph. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt required a $1,000,000 payment to the bondholders on June 21, 2007 of which $800,000 is a principal reduction and $200,000 is a “consent fee” to restructure the debentures. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration will be charged to operations as additional interest from the restructure date to December 31, 2007, the initial maturity date of the debentures. On the initial maturity date the Company has the option to repay the outstanding principal and accrued interest thereon, or it may extend the maturity to March 31, 2008 if it has paid an additional $1,200,000 in principal payments and an additional consent fee of $300,000 by December 31, 2007. Should the Company exercise this maturity extension option, the additional consideration payment of $1,650,000 would also be extended to March 31, 2008.

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

Note 12—Income taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The components of the net deferred tax liability at September 30, 2006 consist of the following:

Accounts receivable	$(1,352,200)
Property assets	(18,000)
Intangibles	(43,000)

Total deferred tax liabilities	(1,413,200)

Deferred tax asset – stock option compensation	318,216

Net deferred tax liability	$(1,094,984)

Current liability	$(1,352,200)

Net deferred assets	$257,216

The provision (benefit) for income taxes for the three months ended September 30, 2006 and 2005 is comprised of the following:

	2006	2005
Current:
Federal	$(650,000)	$106,000
State	(233,367)	36,000

	(883,367)	142,000

Net provision (benefit)	$(883,367)	$142,000

Note 13—Commitments and Contingencies

a. Minimum payments under non-cancelable operating lease obligations for office space at June 30, 2006, our last fiscal year end, are as follows:

Year Ending June 30,
2007	$236,000
2008	236,000
2009	236,000
2010	236,000
2011	253,000
Thereafter	739,000

Rent expense under all operating leases in fiscal quarter ended September 30, 2006 and 2005 respectively was $106,960and $31,124.

b. The Company has signed agreements to open and manage eleven (11) additional hyperbaric centers in Fiscal 2007 at an estimated total cost, exclusive of leased chambers, of approximately $2,200,000.

Note 14—Subsequent Events

On April 9, 2007 David J. Walz, the Company’s President was appointed Treasurer.

On November 16, 2006, The Center for Wound Healing, Inc., as a result of being unable to timely file its annual report on Form 10-KSB, is no longer being quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc. but is being reported on the ‘pink sheets” under the symbol “CFWH.PK.”

On Tuesday, November 28, 2006, a commission (“the Berger Commission”) formed by the Governor and State Legislature of the State of New York, issued a report calling for eliminations and consolidations of 57 hospitals and clinics throughout the State. Three of the hospitals to be closed and two slated for consolidation are hospitals with which the Company currently has agreements to operate wound care and hyperbaric services. These hospitals have been recognized by the Company as high risk facilities and management has provided allowances for doubtful accounts. The Commission’s recommendations have been accepted by both the Governor and State Legislature in their entirety, however these recommendations could take years to implement. Some hospitals have already initiated legal action to prevent the implementation of the Berger Commission’s report. Should several Company client hospitals be closed or consolidated, the Company does not anticipate a significant long term loss in revenue. Management believes its existing relationship with its physician referral network at each of the affected hospitals is strong and the referring doctors will likely send their patients to nearby hospital client facilities that have wound care and hyperbaric chamber centers operated by the Company. In the event of hospital closure or consolidation, the Company will be able to relocate the hyperbaric chambers with minimum cost. Management estimates an impairment loss of less than $70,000 at June 28, 2007, representing unamortized leasehold improvements at these affected hospitals.

On January 3, 2007, Andrew G. Barnett was appointed by the Board of Directors of The Center for Would Healing, Inc. as Chief Executive Officer, effective January 19, 2007. Mr. Barnett, pursuant to the terms and condition of his three year employment agreement, will receive a base salary of $320,000 per annum, 1,000,000 ten year options to purchase common stock of The Center for Would Healing, Inc. at $3.10 per share (such options will vest incrementally based on time and performance criteria), incentive awards, and standard benefits. Effective February 13, 2007, Mr. Barnett assumed the chief financial officer title and role in addition to his role as the Company’s chief executive officer and was appointed secretary as of April 9, 2007.

Dr. Phillip Forman resigned on January 3, 2007 as Chief Executive Officer of The Center for Wound Healing, Inc. Dr. Forman will remain as a member of the Company’s Board of Directors.

As more fully described in Notes 9 and 11 the Company on May 31, 2007 renegotiated the terms and conditions of its revolving line of credit facility and its convertible debentures.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations:

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of Form 10-KSB.

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” (“CFWH”) primarily in the mid-Atlantic and northeast parts of the country. These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals. We enter into separate multi-year operating agreements to startup and to manage the wound care program and offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

Although there can be no assurance that we will be successful in each instance, our plans for each hospital center requires a multi-year commitment contract term so that we can recover our investment in leasehold improvements (a sunk cost and non-transferable asset); our start-up costs, including recruiting and training of personnel; and the amortization of chamber lease financing. Generally, the hospital provides us with appropriate space for each of our centers. We are responsible for the development and management of hyperbaric oxygen services, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately. We also are responsible, at our expense, for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate number of hyperbaric chambers, which is based upon the anticipated demand for this type of treatment. We acquire the chambers under three-year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying audited condensed consolidated financial statements). In addition, certain agreements stipulate a per treatment fee. For these agreements, payments are first applied against lease payments with the balance applied to consulting fees. This has allowed us to leverage our resources and maximize the number of centers that we can support. As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

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

INTERIM RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

The Company was formed on May 25, 2005, began operations with six centers on July 1, 2005. As more fully described above, the Company acquired the interests of two additional LLCs effective January 1, 2006, and 12 additional LLCs effective April 1, 2006, from the Company’s Majority Members. Because of common control, these transactions have been recorded at the historical costs of the entities and results of operations have been included in the prior year’s results of operations from July 1, 2005 as if the transactions had taken place on that date. Results of operations for the period from July 1, 2005 through September 30, 2005 reflect the transaction having occurred as of May 25, 2005.

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

REVENUES:

Revenues for the three months ended September 30, 2006, were $4.8 million, an increase of $340 thousand or 7.7 % for the three months ended September 30, 2006, compared to $4.4 million for the three months ended September 30, 2005. Revenues increased as a result of higher volume at existing centers and the inclusion of revenues at several centers that were not in operation in the quarter ended September 30, 2005, partially offset by reduced volumes at certain other centers operated by the Company.

OPERATING EXPENSES:

Overview: Operating expenses for the three months ended September 2006 were approximately $5.9 million, or 124.9 % of total revenues for the three months ended September 30, 2006, compared to $3.5 million or 79.3% of revenues for the same period in 2005. Included in the current period’s increase are $750 thousand in additional professional and consulting fees directly associated with the acquisition of the new centers, and $1.2 million of non-cash charges, including depreciation, amortization of stock options, debt discount and interest for the fair value of warrants. The comparable amounts of such non-cash charges in 2005 were $88 thousand.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, increased by $ 177 thousand to $2.9 million or 59.7 % of total revenues for the three months ended September 30, 2006, compared to $2.7 million or 60.3 % of total revenues for the in the same period in 2005. For the current quarter, the Company’s gross margin was 40.3%, compared to 39.7 % for the same period in 2005. The increase in the costs is primarily due to higher direct labor costs to support the increase in volume. The gross margin increase of 0.6% is partially due to a reduction in depreciation of $34 thousand (0.7% of revenues) to $308 thousand in the current quarter as compared to the 2005 quarter.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of hyperbaric medicine in our efforts to expand business opportunities, increased by $38 thousand to $67 thousand or approximately 1.4 % of total revenues for the three months ended September 30, 2006, compared to $29 thousand for the same period in 2005.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs increased by $1.9 million to $2.6 million or approximately 53.4 % of total revenues for the three months ended September 30, 2006, compared to $685 thousand for the same period in 2005. The increase is primarily related to an increase in payroll and payroll-related costs of $713 thousand. In addition, professional fees increased $908 thousand, of which $750 thousand was directly associated with the acquisition of the new centers and non-cash charges for stock compensation increased $341 thousand as compared to the same period in 2005.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $13 thousand or 0.3 % of revenues for the three months ended September 30, 2006, compared to $9 thousand for the same period in 2005.

Bad debt expense: Bad debt expense was $423 thousand or 8.8 % of total revenues for the three months ended September 30, 2006 compared to $124 thousand (2.8% of revenues) for the same period in 2005. The increase is a result of management’s estimate of the potential loss associated with the filing for bankruptcy protection by hospitals in which we have centers.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $919 thousand or 19.9 % of total revenues for the three months ended September 30, 2006, compared to $598 thousand (13.5% of revenues) for the same period in 2005. The $321 thousand increase (53.7%) in interest in the current quarter over the prior quarter is attributable to (i) the non-cash charges associated with the amortization of the beneficial conversion feature of the convertible debenture of $308 thousand in, 2006, compared to $88 thousand in 2005; (ii) the amortization of $201 thousand of deferred finance costs in the current period with no comparable charge in 2005; and (iii) a $100 thousand reduction in the interest costs on outstanding capital lease obligations.

Minority interest expense: Minority interest expense was immaterial for the three months ended September 30, 2006, compared to $106 thousand for the same period in 2005.

Other expense: Other expense of $247 thousand for the three months ended September 30, 2006 is the penalty related to the convertible debenture.

INCOME TAXES:

The income benefit recognized was $883 thousand for the three months ended September 30, 2006 versus a charge of $142 thousand in the prior period.

NET INCOME (LOSS):

For the three months ended September 30, 2006, the Company lost $1.4 million or $0.06 cents per share, compared to net income of $52 thousand or $0.00 cents per share for the same period in 2005 as a result of the foregoing.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash used in operating activities was $1.4 million for the three months ended September 30, 2006 compared to net cash provided by operating activities of $752 thousand for the same period in 2005. This decrease of $2.2 million was primarily due to our net loss for the current period of $1.4 million, increases in accounts receivable of $900 thousand and income taxes of $1.6 million offset by an increase in accounts payable of $1.2 million.

Investing Activities: Net cash used in investing activities was $585.5 thousand for the three months ended September 30, 2006 compared to net cash provided by investing activities of $762 thousand for the same period in 2005. The primary uses of cash were for the purchases of property and equipment $480.5 thousand and investments in unconsolidated affiliates of $105 thousand.

Financing Activities: Net cash used in financing activities was $593.1 thousand for the three months ended September 30, 2006 compared to net cash used in financing activities of $31.1 in the same period in 2005. We made disbursements of $1.7 million for the three months ended September 30, 2006, of which $1.1 million was for the repayment of loans, $559.9 thousand was for principal payments on capital lease obligations and $72 thousand in repayment of minority member loans.

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

Although the automatic due date extension to September 7, 2007 of our senior convertible debentures became effective on April 7, 2007, we are in violation of other covenants of the debenture agreement. On February 28, 2007 the debenture holders provided management with a notice of default and acceleration of the due date. On May 31, 2007, the Company and the debenture holders negotiated revised terms to the debenture agreement that, among other things, extends the maturity of the debenture to March 31, 2008, increases the outstanding indebtedness for unpaid interest of $504,778 and damages of $495,000 to $6,499,778, and increases the interest rate from 8% to 9%. The damages will be charged to operations in fiscal 2007 as additional interest expense.

We believe that the revised and restructured terms of the senior bank debt and the debentures will provide sufficient liquidity for the Company to be able to finance our operations for the next twelve months.

Item 3A.	Controls and Procedures:

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has now established appropriate controls and procedures with respect to the use of corporate funds and is in the process of installing a company-wide accounting and financial reporting application suite.

PART II

ITEM 1.	Legal Proceedings:

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities:

There have been no material defaults.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended September 30, 2006.

ITEM 5.	Other Information:

None.

Item 6.	Exhibits:

The following exhibits are included as part of this Quarterly Report.

Exhibit No.	Description of Exhibit
Location

3.1	Restated Articles of Incorporation (1)

3.2	Articles of Amendment to the Articles of Incorporation (1)

3.3	Articles of Amendment to the Articles of Incorporation (2)

3.4	Restated By-Laws (1)

4.1	Form of Securities Purchase Agreement between The Center for Wound Healing, Inc. and Certain Investors, exhibits attached (4)

4.2	Form of Contribution Agreement (5)

4.3	First Amended and Restated Contribution Agreement between The Center For Wound Healing, Inc. Joel Macher, Alan Richer and Braintree Hyperbaric, LLC and attachments. (6)

10.1	Agreement and Plan of Reorganization dated October 28, 2005 with American Hyperbaric, Inc. (4)

10.2	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto dated December 1, 2005. (5)

10.3	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman dated December 1, 2005. (5)

10.4	Employment Agreement between American Hyperbaric, Inc. and Elise Greenberg dated December 1, 2005. (5)

10.5	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto dated December 1, 2005. (5)

10.5	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman dated December 1, 2005. (5)

10.5	Employment Agreement between American Hyperbaric, Inc. and JD Keith dated December 1, 2005. (5)

10.6	Employment Agreement between The Center for Wound Healing, Inc. and David Waltz, dated April 1, 2006

10.7	Employment Agreement between The Center for Wound Healing, Inc. and Paul Toomey, dated May 5, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (9)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (9)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (9)

(1)	Filed as an Exhibit on Form 8-K which was filed September 16, 1998, is incorporated herein by reference.
(2)	Filed as an Exhibit on Form 10-KSB/A which was filed March 23, 2004, is incorporated herein by reference.

(3)	Filed as an Exhibit on Form 10-KSB which was filed September 24, 2004, is incorporated herein by reference.
(4)	Filed as an Exhibit on Form 10-QSB/A, which was filed on November 1, 2005, is incorporated herein by reference.
(5)	Filed as an Exhibit on Form 10-QSB, which was filed on February 21, 2006, is incorporated herein by reference.
(6)	Filed as an Exhibit on Form 8-K which was filed April 11, 2006, is incorporated herein by reference.
(7)	Filed as an Exhibit on Form 8-K which was filed April 12, 2006, is incorporated herein by reference.
(8)	Filed as an Exhibit on Form 8-K which was filed June 22, 2006, is incorporated herein by reference.
(9)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew G. Barnett Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer; Principal Accounting Officer	June 29, 2007

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.