Form 10QSB
period 2006-12-31
Center for Wound Healing, Inc.
filed 2007-08-03
CIK 799194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

Commission file number: 000-5137

THE CENTER FOR WOUND HEALING, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	87-0618831
(State or jurisdiction of Incorporation or organization	(IRS Employer ID Number)

517 Route 1 South, Suite 3060, Iselin, NJ	08830
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2006 was approximately $33,172,995.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date. As of July 15, 2007, there were 22,765,781 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THE CENTER FOR WOUND HEALING, INC.

Report on Form 10-QSB

December 31, 2006

ITEM 1.	UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash in bank	$869,203
Accounts receivable, net of allowance for doubtful accounts of $2,558,806	11,097,852
Income tax refunds receivable	802,000
Prepaid expenses and other current assets	204,911

Total current assets	12,973,966

Property and equipment, net	7,438,226
Invesment in unconsolidated affiliates	75,702
Intangible assets	4,916,473
Other assets	668,286

TOTAL ASSETS	$26,072,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,762,369
Current maturities of capital leases	1,836,994
Short-term borrowings	4,800,000
Notes payable	85,043
Notes Payable to Minority Members	1,393
8% Secured convertible debentures	5,276,590
Payable to former Majority Members	678,037
Income tax liability	69,547
Due to affiliates	121,253

Total current liabilities	16,631,226

Notes payable, net of current maturities	1,440,485
Capital lease obligations, net of current maturities	1,123,502
Minority interest in consolidated subsidiaries	1,152,285

TOTAL LIABILITIES	20,347,498

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 22,655,781 shares issued and outstanding	22,656
Additional paid-in capital	16,033,410
Accumulated deficit	(10,330,911)

TOTAL STOCKHOLDERS’ EQUITY	5,725,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,072,653

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2006	2005	2006	2005
REVENUES
Treatment fees	$4,850,346	$5,058,744	$9,634,888	$9,502,804
OPERATING EXPENSES
Cost of Services	2,672,417	1,906,995	5,528,004	4,585,153
Sales and marketing	5,788	48,045	72,719	76,792
General and administration	2,949,374	1,697,808	5,516,624	2,382,843
Abandonment & impairment loss	759,629	—	759,629	—
Depreciation and amortization	31,239	687	44,092	9,326
Bad debt expense	158,455	832,153	581,621	956,034

TOTAL OPERATING EXPENSES	6,576,902	4,485,688	12,502,689	8,010,148

OPERATING (LOSS) INCOME	(1,726,556)	573,056	(2,867,801)	1,492,656

OTHER EXPENSE
Interest expense	834,918	263,814	1,753,941	861,404
Minority interest	60,478	130,951	59,672	236,969
Equity in net loss of unconsolidated affiliates	—	6,425	—	6,425
Loss on disposal of property and equipment	14,064	—	14,064	22,346
Other expenses	165,000	—	412,500	—

TOTAL OTHER EXPENSE	1,074,460	401,190	2,240,177	1,127,144

(LOSS) INCOME BEFORE INCOME TAXES	(2,801,016)	171,866	(5,107,978)	365,512

PROVISION FOR INCOME TAXES (BENEFITS)
Current taxes	(13,108)	272,273	(896,475)	414,273
Deferred taxes	(1,094,984)	(210,036)	(1,094,984)	(210,036)

TOTAL (BENEFITS) PROVISION FOR INCOME TAXES	(1,108,092)	62,237	(1,991,459)	204,237

NET (LOSS) INCOME	(1,692,924)	109,629	(3,116,519)	161,275

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.07)	$0.01	$(0.14)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES-BASIC AND DILUTED	22,655,781	20,619,805	22,655,781	19,656,583

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total
	Shares	Amount
Balances at June 30, 2006	22,655,781	$22,656	$15,362,539	$(7,214,392)	$8,170,803
					—
Amortization of stock options			670,871		670,871
Net loss	—	—	—	(3,116,519)	(3,116,519)

Balances at December 31, 2006	22,655,781	$22,656	$16,033,410	$(10,330,911)	$5,725,155

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,116,519)	$161,275
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	955,723	647,767
Abandonment and impairment loss	759,629	—
Interest charged for fair valuation of warrants issued in connection with senior convertible and other debentures	619,453	50,000
Interest accrued on convertible debenturs	—	37,411
Provision for bad debts	604,709	544,138
Deferred income taxes	(1,094,984)	(210,306)
Issuance of common stock for services	—	27,500
Minority interest in net income of consolidated subsidiaries	59,672	243,394
Debt discount and debt amortization	—	300,000
Loss on disposal of property and equipment	14,064	22,346
Amortization of stock options	670,871	—
Changes in operating assets and liabilities:
Accounts receivable	(1,737,806)	(2,442,346)
Prepaid expenses and other current assets	(17,065)	(73,277)
Other assets	13,329	(24,124)
Accounts payable and accrued expenses	1,856,927	428,198
Income tax refunds receivable	(802,000)	—
Current income tax liability	(732,453)	414,273
Cash collected for benefit of and payable to sellers of subsidiaries	55,770	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,890,680)	126,249

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(853,840)	(363,906)
Cash proceeds from acquisitions	—	1,107,896
Proceeds from sale of property assets	68,222	—
Investment in unconsolidated affiliates	(105,000)	(60,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(890,618)	683,990

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,019,060)	(936,726)
Advances from affiliates	28,063	(436,602)
Proceeds from bank line of credit	1,600,000	700,000
Proceeds from issuance of convertible debentures with detachable warrants	—	1,000,000
Deferred financing costs related to issuance of senior convertible debentures	402,167	—
Distributions to LLC members	—	(683,696)
Repayment of notes and loans	(1,095,337)	(551,718)
Repayment of minority member loans	(69,550)	(276,312)
Related party cash held in escrow under subscription agreement	—	(50,000)
Proceeds from issuance of common stock	—	475,000
Net effect of reemption of common shares in reverse acquisition transaction	—	(475,000)
Proceeds from notes payable	—	637,274

NET CASH (USED IN) FINANCING ACTIVITIES	(153,717)	(597,781)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,935,015)	212,458
CASH AND CASH EQUIVALENTS – beginning of period	3,804,218	3,649,419

CASH AND CASH EQUIVALENTS – end of period	$869,203	$3,861,877

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period:
Interest	$495,849	$445,690

Income taxes	$732,453	$—

Non -cash financing and investing activities:
Equipment acquired under capital leases	$208,235	$1,193,354

Issuance of common stock in connection with acquisition of LLCs	$—	$2,112,444

Issuance of common stock in connection with conversion of debentures	$—	$1,937,411

Issuance of common stock for services	$—	$27,500

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Unaudited)

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) (formerly known as American Hyperbaric, Inc.) was organized in the State of Florida on May 25, 2005. CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” primarily in the mid-Atlantic and northeast parts of the country. These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. CFWH can be contracted to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

As of December 31, 2006, CFWH operated twenty-nine (29) hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. CFWH is headquartered in Iselin, New Jersey. The Company has signed agreements to open and manage ten (10) additional hyperbaric centers.

In July 2007, management finalized a review of the performance of its centers’ operations and determined that several partnerships and joint ventures were not generating sufficient earnings to meet the Company’s continued participation. The Company and its partners have therefore agreed to terminate their relationship and, accordingly, $759,629 was charged to operations in the current period as a loss on abandonment.

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

BASIS OF PRESENTATION

a. Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Acquisitions of entities under common control are accounted for under the pooling method of accounting at their historical costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”. Accordingly, the results of operations of these entities are included in the attached consolidated results of operations for the six months ended December 31, 2006 and 2005. The financial statements for the six months ended December 31, 2005 have been restated to retroactively reflect the acquisitions as if they had occurred at the beginning of the period in a manner similar to a pooling of interests. All other acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition. All intercompany profits, transactions, and balances have been eliminated. Minority interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Minority interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Minority interest in net loss of consolidated subsidiaries” in the accompanying consolidated statement of operations. A minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the majority owned LLCs and adjusts the Company’s net assets to reflect only the Company’s share of the net assets of the majority-owned LLCs.

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

The accompanying financial statements of the Company include the results of Far Rockaway and Atlantic Associates for the six months ended December 31, 2006.

Note 2 - Summary of Significant and Critical Accounting Policies

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

As of December 31, 2006, the Company has reserved an aggregate of 10,547,849 shares of its common stock for issuance under awards made pursuant to its 2006 Stock Option Plan, the conversion of debentures, and the exercise of common stock purchase warrants.

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

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a), there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b), all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Our adoption of this FSP on its effective date had no impact on our financial statements.

(e) Reclassifications:

Prior period amounts have been reclassified where necessary to make them comparative with current period presentation.

Note 3 - Employee Stock Compensation

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

The fair value of the Company’s options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Six Months Ended December 31, 2006
Expected life (years)	3-5
Risk free interest rate	4.55% - 5.96%
Volatility	105.7-120.9%
Dividend rate	0%

Stock compensation expense related to stock options was $670,872 for six months ended December 31, 2006. These amounts are included in the Condensed Consolidated Statements of Operations within the general and administrative expenses line item.

There were 395,000 stock options granted during the six months ended December 31, 2006. The following table represents our stock options granted, exercised, and forfeited during the first six months of fiscal 2007.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2006	410,000	$3.98

Granted	395,000	3.51
Exercised	0	0
Forfeited/expired	0	0

Outstanding at December 31, 2006	805,000	$3.75	$8.93

Exercisable at December 31, 2006	210,000	$3.24	$7.70

As of December 31, 2006, there was $794,994 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Note 4 - Property and Equipment

December 31, 2006
Medical chambers and equipment, including $6,723,893 under capital leases	$7,079,507
Furniture, fixtures and computers	371,421
Leasehold improvements	3,019,130
Autos and vans	470,896

10,940,954
Less: Accumulated depreciation and amortization – including $475,852 for medical chambers and equipment under capital lease	3,502,728

$7,438,226

Depreciation expense included in cost of services for 2006 and 2005 was $911,631 and $580,324, respectively.

Note 5 - Intangible Assets

Intangible Assets consist of the following as of December 31, 2006:

Hospital contracts acquired	$4,699,673
Less: Accumulated amortization	230,730

Net intangible assets with finite lives	4,468,943
Goodwill	447,531

Total intangible assets	$4,916,474

The following represents the estimated future amortization of the Hospital and Treatment Center Contracts over the next five years as of June 30, 2006, our fiscal year end:

Year or Period Ending June 30,
2007	481,611
2008	522,185
2009	522,185
2010	522,185
2011	522,185

Note 6 - Other Assets

Other Assets consist of the following as of December 31, 2006:

Deferred financing costs, net of amortization of $603,250	$603,250
Equipment lease fees	17,500
Security deposit	46,365
Hospital development	1,171

Total other assets	$668,286

Note 7 - Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 28.02% over three-to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of December 31, 2006 are as follows:

Total obligations under capital leases	$2,960,496
Less: Current installments	1,836,994

$1,123,502

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2006:

2007	$2,029,178
2008	902,502
2009	292,157
2010	17,019

Total minimum lease payments amount	3,240,856
Less: Amounts representing interest	280,360

Present value of minimum lease payments	$2,960,496

Note 8 - Related Party Transactions

Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are non-interest bearing and due on demand.

Note 9 - Short-term Borrowings

The Company entered into a three year $5,000,000 bank line of credit with Signature Bank on June 17, 2005, as amended on April 7, 2006. This line is secured by the assets of the Company and is personally guaranteed by certain of the Company’s stockholders/officers. At December 31, 2006, CFWH had an outstanding balance of $4,800,000 in several advances under this facility. The available balance under this agreement varies based upon a formula of eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank’s prime rate or LIBOR plus 2.5 points, at the option of the Company. The interest rates for these advances vary between 7.824 - 8.25% at December 31, 2006. The weighted average outstanding balance was $3,685,714 in fiscal 2006 and $2,328,570 in fiscal 2005 with a maximum month-end balance outstanding of $4,800,000 in 2006 and $2,800,000 in 2005. The weighted average interest rates for 2006 and 2005 were 8.04% and 7.87%.

The original termination date of the bank line was June 16, 2008. Pursuant to an amendment entered into on April 7, 2006, the termination date of the bank line became February 1, 2007 and pursuant to an amendment entered into on April 7, 2007, the termination date became May 2, 2007. As of December 31, 2006 and April 7, 2007, the Company was not in compliance with the financial covenants of this agreement. On December 14, 2006, the Company obtained a waiver for non-compliance from the bank for the period ended June 30, 2006.

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

The amended agreement requires the Company to maintain certain financial covenants and ratios, limits capital expenditures and additional indebtedness, and prohibits dividends and distributions to minority interest without prior approval. The Company is required to assign the aggregate proceeds of key man life insurance of $12,500,000 on the lives of the company’s CEO and two directors. These two directors have personally guaranteed the debt. As of July 15, 2007, the Company is in compliance with its debt covenants.

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

Note 10 - Notes Payable

a. One of the Company majority owned LLCs entered into a three year $100,000 bank promissory note with Signature Bank in January 2005. This note is secured by the assets of the specific borrowing LLC and is personally guaranteed by certain of the Company’s stockholders/officers. At December 31, 2006, CFWH has an outstanding balance of $38,889. The note is payable in monthly principal payments of $2,778 per month plus interest at 1% over the bank’s prime, 9.25% and 7.75% at December 31, 2006 and 2005, respectively. The agreement expires on February 1, 2008.

b. At the inception of several of the Company’s LLCs, the Company received non-interest bearing notes from participating minority members to help fund the LLCs initial growth. These loans ranged in size from $25,000 to $50,000 and were payable in equal monthly installments, starting 12-18 months after the loan, over a similar period of 12-18 months. The average monthly payment per loan was approximately $1,400. Interest on the loans was recognized at a rate of 8% and the loans were discounted accordingly. For the six month period ended December 31, 2006, the Company paid $69,550 against these loans. As of December 31, 2006, the Company had an outstanding debt on these minority loans of $1,393. The last loan payment was made in November 2006.

c. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of December 31, 2006, the Company has an outstanding balance due on these loans of $137,492. For the six months ended December 31, 2006, average monthly principal payments were approximately $6,600.

d. As part of the acquisition of Far Rockaway LLC, the Company issued a $1,350,000 promissory note which is payable on June 16, 2008.

Summary – Notes Payable as of December 31, 2006 consists of the following:

Notes payable	$1,525,528
Less: Current portion	85,043

$1,440,485

Maturities of the long-term portion of notes payable as of December 31, 2006 are as follows:

Period Ending December 31,
2007	$1,393,235
2008	32,090
2009	15,160

$1,440,485

e. In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from a company owned by a related party. The note was due on June 1, 2006 with accrued interest. The loan was repaid on April 21, 2006 in the amount of $150,000. At December 31, 2006, the accompanying consolidated balance sheet includes a receivable of $25,000 for the amount repaid in excess of the principal. As of July 15, 2007, this balance was outstanding. This overpayment will be applied against payments due one of the former majority members.

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

If the Company fails to meet EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) targets as specified under the debenture the conversion price of the debentures is adjusted downward. As of December 31, 2006 the conversion price of each class of Debentures has been automatically reduced by $1.00 per share to $2.00, because the Company did not attain the defined EBITDA levels in the quarters ended June 30, 2006 and December 31, 2006. The conversion price cannot be less than $2.00 per share. Among other conditions, the Company is required to file a registration statement covering the common shares issuable in the event of conversion of the debenture into common shares and for common shares issuable upon exercise of the warrants.

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

Because the senior convertible debentures are immediately convertible, and can be converted at a price on the date of sale ($3.00 per share) which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500.000. Consequently, the entire $5,500,000 was allocated to the beneficial conversion feature ($2,108,240) and to the warrants ($3,391,760) using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of July 15, 2006, were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. Amortization of debt discount charged to operation in the current quarter was $308,034. As of December 31, 2006, the remaining unamortized discount of $534,829 has been reflected as a reduction of the senior convertible note. This amount will be amortized to expense to the unextended maturity date of the senior convertible debenture of April 7, 2007.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred and will continue to incur damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each bondholder for each month the Registration Statement is not filed up to a maximum of 9% per bondholder. The maximum damages amount is $495,000. As of December 31, 2006, the Company has recorded an accrual for damages amounting to $330,000 of which $247,500 was charged to operations in the current quarter. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised.

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

Note 12 - Commitments and Contingencies

a. Minimum payments under non-cancelable operating lease obligations for office space at June 30, 2006, our last fiscal year end, are as follows:

Year Ending June 30,
2007	$236,000
2008	236,000
2009	236,000
2010	236,000
2011	253,000
Thereafter	739,000

Rent expense under all operating leases in fiscal quarter ended December 31, 2006 and 2005 respectively was $58,176 and $47,496.

b. The Company has signed agreements to open and manage ten (10) additional hyperbaric centers in fiscal year 2007 at an estimated total cost, exclusive of leased chambers, of approximately $2,200,000.

Note 13 - Subsequent Events

On January 3, 2007, Andrew G. Barnett was appointed by the Board of Directors of The Center for Would Healing, Inc. as Chief Executive Officer, effective January 19, 2007. Mr. Barnett, pursuant to the terms and condition of his three year employment agreement, will receive a base salary of $320,000 per annum, a ten year option to purchase up to 1,000,000 shares of common stock of The Center for Would Healing, Inc. at $3.10 per share (such options will vest incrementally based on time and performance criteria), incentive awards, and standard benefits. Effective February 13, 2007, Mr. Barnett assumed the chief financial officer title and role in addition to his role as the Company’s chief executive officer and was appointed secretary as of April 9, 2007.

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

In July 2007, management completed a review of the performance of its centers’ operations and determined that several partnerships and joint ventures were not generating sufficient earnings to meet the Company’s continued participation. The Company and its partners agreed that the Company will terminate its relationship with these entities as of December 31, 2006 and, accordingly $759,629 was charged to operations in the current period as a loss on abandonment.

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

INTERIM RESULTS OF OPERATIONS:

The Company was formed on May 25, 2005, began operations with six centers on July 1, 2005. As more fully described above, the Company acquired the interests of two additional LLCs effective January 1, 2006, and 12 additional LLCs effective April 1, 2006, from the Company’s Majority Members. Because of common control, these transactions have been recorded at the historical costs of the entities and results of operations have been included in the prior year’s results of operations from July 1, 2005, as if the transactions had taken place on that date. Results of operations for the period from July 1, 2005 through September 30, 2005 reflect the transaction having occurred as of May 25, 2005.

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

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2006 TO THE THREE MONTHS ENDED DECEMBER 31, 2005

ABANDONMENT AND IMPAIRMENT OF ASSETS

As part of a review of the performance of operations that the Company undertakes throughout the year, management determined that several partnerships and joint ventures to which it was a party were not generating sufficient earnings to merit the Company’s continued participation. Accordingly, management decided to sever its involvement in these ventures and negotiated the termination of its relationship with its joint venture partners. As a result of its decision, the Company recorded a non-cash charge to operations of $759,629 in the quarter ended December 31, 2006.

The first of the four major components of the write-off was the termination of the Company’s participation in a contract to provide hyperbaric treatment services at a facility in Southampton, NY; the Company sold its 49% interest to its joint venture partner and the net write-off amount is $259,622.

The balance of the write-off, $500,007, relates to the value of several contracts the Company maintained with one individual in the form of several joint ventures. The major components of this write-off include: the termination of the Company’s interest in a contract to operate a hyperbaric treatment center at Victory Memorial Hospital (“Victory”), one of the hospitals identified for closure by the Berger Commission, $55,025; the termination of a joint venture to develop a hyperbaric treatment facility at Peninsula Hospital, another institution identified for possible closure by the Berger Commission, the termination of its participation at a free-standing hyperbaric and sleep treatment facility in New Jersey, and the termination of a consulting contract with principal of the joint venture partner, collectively, $365,648. The final write-off component is the termination of the Company’s participation in a free-standing hyperbaric treatment facility in New York, $83,333.

With the exception of its participation in Victory, which generated gross revenue of $210.9 thousand and $439.1 thousand for the three and six months ended December 31, 2006, none of the other ventures generated any meaningful revenue or were in operation during the quarter. Thus, with the exception of Victory, none of the joint ventures generated any profit and in the case of Victory the ultimate profit or loss remains an unknown because of the hospital’s November 15, 2006 filing for protection under Chapter 11 of the US Bankruptcy Code. It is not yet clear whether Victory will emerge from Chapter 11 as a reorganized company and if it does it may not provide any return to its pre-petition creditors, of which the Company was one (and for which the Company established bad debt reserves). The joint venture does continue servicing patients at Victory under contract terms negotiated by and between the hospital and the joint venture parties.

REVENUES:

Revenues for the three months ended December 31, 2006, were $4.9 million, a decrease of $244 thousand or 4.8% for the three months ended December 31, 2006, compared to $5.1 million for the three months ended December 31, 2005. Revenues decreased as a result of higher volume at existing centers offset by reduced volumes at certain other centers operated by the Company.

OPERATING EXPENSES:

Overview: Operating expenses for the three months ended December 2006 were approximately $6.6 million, or 135.6% of total revenues for the three months ended December 31, 2006, compared to $4.5 million or 88.7% of revenues for the 2005 three months. Approximately $760 thousand of the increase is due to the write-down of assets associated with the termination of several joint venture agreements the Company was a party to. Also included in the current period’s increase vis-à-vis the three months ended December 31, 2005, are accruals of approximately $525 thousand to record the actual or anticipated settlement of various consulting agreements the Company had been a party to, and $1.1 million of non-cash charges, including depreciation, amortization of stock options, debt discount and interest for the fair value of warrants. The comparable amounts of such non-cash charges in 2005 were $600 thousand.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, increased by $765 thousand to $2.7 million or 57.4% of total revenues for the three months ended December 31, 2006, compared to $1.9 million or 37.7% of total revenues for the 2005 three months. For the current quarter, the Company’s gross margin was 42.6%, compared to 62.3% for the three months ended December 31, 2005. The increase in the costs is primarily due to higher direct labor costs to support the increase in volume.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of hyperbaric medicine, decreased by $42 thousand to $5.8 thousand for the three months ended December 31, 2006, compared to $48 thousand for the three months ended December 31, 2005.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs increased by $1.2 million to $2.9 million or approximately 60.8% of total revenues for the three months ended December 31, 2006, compared to $1.7 million for the three months ended December 31, 2005. The increase is the result of an increase in payroll and payroll-related costs necessary to establish the Company’s accounting department and professional fees necessary to meet the Company’s needs to comply with SEC reporting requirements. In addition, non-cash charges for stock compensation increased $218 thousand as compared to the same period in 2005.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $31.2 thousand or 0.6% of revenues for the three months ended December 31, 2006, compared to $0.1 thousand for the 2005 three months ended December 31, 2005.

Bad debt expense: Bad debt expense was $158 thousand or 3.3% of total revenues for the three months ended December 31, 2006, compared to $832 thousand or 16.4% of revenues for the three months ended December 31, 2005. The reduced bad debt provision reflects management’s estimate of potential loss associated with accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $835 thousand or 17.2% of total revenues for the three months ended December 31, 2006, compared to $264 thousand or 5.2% of revenues for the 2005 three months. The $571 thousand increase in interest expense in the current quarter over the prior quarter is attributable to (i) the non-cash charges associated with the amortization of the beneficial conversion feature of the convertible debenture of $311 thousand in 2006, compared to zero in 2005; (ii) the amortization of $201 thousand of deferred finance costs in the current period with no comparable charge in 2005; and (iii) a $59 thousand reduction in the interest costs on outstanding capital lease obligations.

Minority interest expense: Minority interest expense was $60 thousand for the three months ended December 31, 2006, compared to $131 thousand for the 2005 three months.

Other expense: Other expense of $165 thousand for the three months ended December 31, 2006 is the penalty related to the convertible debenture.

INCOME TAXES:

The Company experienced an income tax benefit of $1.1 million for the three months ended December 31, 2006, compared to an expense of $62 thousand for the three months ended December 31, 2005, due to the utilization of the deferred tax asset.

NET INCOME (LOSS):

For the three months ended December 31, 2006, the Company lost $1.7 million or $0.07 cents per share, compared to net income of $110 thousand or $0.01 cents per share for the 2005 three months, as a result of the foregoing.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2006 TO THE SIX MONTHS ENDED DECEMBER 31, 2005

Revenues for the six months ended December 31, 2006, were $9.6 million, an increase of $132 thousand or 1.4 % for the six months ended December 31, 2006, compared to $9.5 million for the six months ended December 31, 2005. Revenues increased as a result of higher volume at existing centers partially offset by reduced volumes at certain of the Company’s other centers.

OPERATING EXPENSES:

Overview: Operating expenses for the six months ended December 31, 2006, were approximately $12.5 million, or 129.8% of total revenues for the six months ended December 31, 2006, compared to $8.0 million or 84.3% of revenues for the 2005 six months. Included in the current period’s increase are $760 thousand in non-cash charges for the abandonment and impairment costs associated with the termination of certain contracts, payroll and payroll related costs and professional fees associated with the Company SEC compliance and financial reporting requirements, including the establishment of the Company’s accounting department; approximately $700 thousand of one-time professional fees associated with various acquisitions completed by the Company; $2.3 million of non-cash charges, including depreciation, amortization of stock options, debt discount and interest for the fair value of warrants. The comparable amounts of such non-cash charges in 2005 were $690 thousand.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, increased by $943 thousand to $5.5 million or 57.4% of total revenues for the six months ended December 31, 2006, compared to $4.6 million or 48.3% of total revenues for the 2005 six months. For the six months ended December 31, 2006, the Company’s gross margin was 42.6%, compared to 51.7% for the 2005 six months. The increase in the costs is primarily due to higher direct labor costs to support the increase in volume.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of hyperbaric medicine, decreased by $4 thousand to $73 thousand or approximately 0.8% of total revenues for the six months ended December 31, 2006, compared to $77 thousand for the 2005 six months.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs increased by $3.1 million to $5.5 million or 57.3% of total revenues for the six months ended December 31, 2006, compared to $2.4 million for the six months ended December 31, 2005. The increase is primarily related to an increase in payroll and payroll-related costs associated with the establishment of the Company accounting and customer service departments, non-recurring professional fees associated with the acquisitions of certain centers by the Company, professional fees and costs associated with the Company SEC compliance and financial reporting requirements, and non-cash charges for stock compensation.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $44.1 thousand or 0.6% of revenues for the six months ended December 31, 2006, compared to $9 thousand for the 2005 six months

Bad debt expense: Bad debt expense was $582 thousand or 6.0% of total revenues for the six months ended December 31, 2006 compared to $956 thousand or 10.1% of revenues for the 2005 six months. The reduced bad debt provision reflects management’s estimate of potential loss associated with accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $1.8 million or 18.2% of total revenues for the six months ended December 31, 2006, compared to $861 thousand or 9.1% of revenues for the 2005 six months. The $490 thousand or 56.9% increase in interest expense in the six months ended December 31, 2006 compared to the year earlier period is attributable to (i) the non-cash charges associated with the amortization of the beneficial conversion feature of the convertible debenture of $619 thousand in 2006, compared to zero in 2005; (ii) the amortization of $402 thousand of deferred finance costs in the current period with no comparable charge in 2005; and (iii) a $180 thousand reduction in the interest costs on outstanding capital lease obligations.

Minority interest expense: Minority interest expense of $60 thousand for the six months ended December 31, 2006, is $177 thousand less than minority interest expense of $237 thousand earned for the six months ended December 31, 2005.

Other expense: Other expense of $413 thousand for the six months ended December 31, 2006, is the penalty related to the convertible debenture.

INCOME TAXES:

The income benefit recognized was $2.0 million for the six months ended December 31, 2006, versus a charge of $204 thousand for the 2005 six months due to the utilization of the long-term deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash used in operating activities was $1.9 million for the six months ended December 31, 2006, compared to net cash provided by operating activities of $126 thousand for the same period in 2005. This decrease of $2.0 million was primarily due to our net loss for the current period of $3.1 million, increases in accounts receivable of $1.7 million and income taxes of $439 thousand offset by an increase in accounts payable of $1.9 million.

Investing Activities: Net cash used in investing activities was $884 thousand for the six months ended December 31, 2006, compared to net cash provided by investing activities of $684 thousand for the same period in 2005. The primary uses of cash were for the purchases of property and equipment $847.1 thousand and investments in unconsolidated affiliates of $105 thousand.

Financing Activities: Net cash used in financing activities was $153.7 thousand for the six months ended December 31, 2006, compared to net cash used in financing activities of $597.8 in the same period in 2005. We made disbursements of $2.2 million for the six months ended December 31, 2006, of which $1.1 million was for the repayment of loans, $1.0 million was for principal payments on capital lease obligations and $70 thousand in repayment of minority member loans.

We participated in a working capital accounts receivable financing arrangement with Signature Bank, which expired on February 1, 2007. The use of these funds supported our operations and was dependent upon satisfying borrowing base requirements, among other covenants. We were in violation of covenants of this agreement at June 30, 2006, for which we received a waiver from the bank in December 2006. On May 31, 2007 the Company and the bank executed revised terms of the Company’s borrowing relationship with the bank that among other things increases by $2.5 million to $7.5 million the total amount of funds the Company may borrow. The working capital line increases to $6 million from $5.5 million, and the bank is extending a $1.5 million term loan to the Company. Both the working capital line and the term loan mature on February 29, 2008. The term loan is payable in six monthly installments commencing September 1, 2007, and the balance is payable at maturity.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has now established appropriate controls and procedures with respect to the use of corporate funds and is in the process of installing a company-wide accounting and financial reporting application suite.

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

As of December 31, 2006, the Company was not in compliance with the covenants of the three year $5,000,000 bank line of credit with Signature Bank. Pursuant to the third amendment to the credit facility effective May 2, 2007, the bank extended the line’s maturity to February 29, 2008, and increased the revolving credit line to $6,000,000 at substantially the same interest rates and secured by the same collateral. As of July 15, 2007, the Company is in compliance with its debt covenants.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended December 31, 2006.

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

Signature	Title	Date

/s/ Andrew G. Barnett Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer; Principal Accounting Officer	July 31, 2007

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.