Form 10QSB
period 2007-03-31
Center for Wound Healing, Inc.
filed 2007-09-10
CIK 799194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 31, 2007 was approximately $33,172,995.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date. As of September 7, 2007, there were 22,955,781 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THE CENTER FOR WOUND HEALING, INC.

Report on Form 10-QSB

March 31, 2007

ITEM 1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash in bank	456,278
Accounts receivable, net of allowance for doubtful accounts of $2,084,187 and $1,954,097 respectively	10,870,993
Notes Receivable	283,032
Income tax refunds receivable	515,000
Deferred Tax Asset - Current	915,000
Prepaid expenses and other current assets	154,947

Total current assets	13,195,250

Notes Receivable	455,274
Property and equipment, net	7,606,792
Investment in unconsolidated affiliates	75,703
Intangible assets	4,785,927
Deferred Tax Asset	195,000
Other assets	464,422

TOTAL ASSETS	26,778,368

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	4,695,981
Current maturities of capital leases	1,644,194
Short-term borrowings	4,800,000
Notes payable	56,251
Notes Payable to Minority Members	1,393
8% Secured convertible debentures	5,500,000
Payable to former Majority Members	678,037
Income tax liability	661,642
Deferred tax liability	—
Due to affiliates	41,278

Total current liabilities	18,078,776

Notes payable, net of current maturities	1,446,270
Capital lease obligations, net of current maturities	821,847
Minority interest in consolidated subsidiaries	1,112,729

TOTAL LIABILITIES	21,459,622

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 22,655,781 shares issued and outstanding	22,656
Additional paid-in capital	17,320,161
Accumulated deficit	(12,024,071)

TOTAL STOCKHOLDERS' EQUITY	5,318,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	26,778,368

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the 3 months ended March 31, 2007	For the 3 months ended March 31, 2006	For the 9 months ended March 31, 2007	For the 9 months ended March 31, 2006
REVENUES
Treatment fees	$5,855,728	$4,461,169	15,490,616	13,963,973

OPERATING EXPENSES
Cost of Services	2,699,296	1,907,803	8,227,300	6,492,956
Sales and marketing	98,916	42,711	171,635	119,503
General and administration	3,434,311	1,089,527	8,950,935	3,472,370
Abandonment & Impairment Loss	—	—	759,629	—
Depreciation and amortization	28,700	2,831	72,792	12,157
Bad debt expense	229,192	494,286	810,813	1,450,320

TOTAL OPERATING EXPENSES	6,490,415	3,537,158	18,993,104	11,547,306

OPERATING INCOME	(634,687)	924,011	(3,502,488)	2,416,667

OTHER EXPENSE
Interest expense	(681,681)	(151,525)	(2,435,622)	(1,012,929)
Minority interest in net loss of consolidated subsidiaries	(134,006)	(219,435)	(193,678)	(456,404)
Equity in net loss of unconsolidated affiliates	—	(16,316)	—	(22,741)
Loss on disposal of property and equipment	(8,968)	—	(23,032)	(22,346)
Other expenses	—	—	(412,500)	—

TOTAL OTHER EXPENSE	(824,655)	(387,276)	(3,064,832)	(1,514,420)

NET (LOSS) INCOME BEFORE INCOME TAXES	(1,459,342)	536,735	(6,567,320)	902,247

PROVISION (BENEFITS) FOR INCOME TAXES
Current taxes	233,818	694,399	(662,657)	1,108,672
Deferred taxes	—	(301,964)	(1,094,984)	(512,000)

TOTAL PROVISION FOR INCOME TAXES (BENEFITS)	233,818	392,435	(1,757,641)	596,672

NET (LOSS) INCOME	$(1,693,160)	$144,300	(4,809,679)	305,575

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.07)	$0.01	$(0.21)	0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	22,655,781	21,649,075	22,655,781	19,885,395

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)	Total

Balances at July 1, 2006	22,655,781	$22,656	$15,362,539	$(7,214,392)	$8,170,803
Amortization of Stock Options			1,957,622		1,957,622
Net loss	—	—	—	(4,809,679)	(4,809,679)

Balances at March 31, 2007	22,655,781	$22,656	$17,320,161	$(12,024,071)	$5,318,746

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For The Nine months Ended March 31, 2007 And 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(4,809,679)	305,575
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	1,476,837	908,279
Abandonment and impairment loss	759,629	—
Interest charged for fair valuation of warrants issued in connection with senior convertible and other debentures	842,863	50,000
Provision for bad debts	810,813	1,450,320
Deferred income taxes	(1,094,984)	(512,000)
Minority interest in net income of consolidated subsidiaries	193,677	479,145
Debt discount and debt amortization		300,000
Loss on disposal of property and equipment	23,032	22,346
Issuance of common stock for services		27,500
Amortization of stock options	1,957,622	—
Changes in operating assets and liabilities:
Accounts and Notes receivable	(2,585,447)	(3,553,085)
Prepaid expenses and other current assets	32,900	(72,450)
Other assets	16,110	(44,124)
Accounts payable and accrued expenses	3,072,268	(106,078)
Income tax refunds receivable	(515,000)	—
Deferred tax asset	(1,110,000)	—
Current income tax liability	(140,358)	1,018,000
Cash collected for benefit of and payable to sellers of JFK and Passaic	55,769	174,413

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,013,948)	447,841

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(1,625,809)	(400,215)
Cash proceeds from acquisition of subsidiaries	—	1,107,896
Proceeds from sale of property assets	68,222	—
Investment in unconsolidated affiliates	(105,000)	(130,000)

NET CASH USED IN INVESTING ACTIVITIES	(1,662,587)	577,681

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	475,000
Net effect of redemption of common shares in reverse acquisition transaction	—	(475,000)
Principal payments on capital lease obligations	(1,515,399)	(1,490,132)
Advances from affiliates	(171,361)	(2,391,470)
Proceeds from bank line of credit	1,600,000	1,100,000
Proceeds from issuance of convertible debentures with detachable warrants	—	1,000,000
Deferred financing costs related to issuance of senior convertible debentures	603,250	—
Repayment of notes and loans	(1,050,000)	—
Proceeds (repayments) of minority member loans	(69,550)	969,215
Proceeds from notes payable	—	—
Distributions to LLC members	—	(1,163,520)
Proceeds (repayment) of notes payable	(68,345)	106,418

NET CASH PROVIDED BY FINANCING ACTIVITIES	(671,405)	(1,869,488)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,347,940)	(843,966)
CASH AND CASH EQUIVALENTS – beginning of year	3,804,218	$3,649,419

CASH AND CASH EQUIVALENTS – end of period	$456,278	$2,805,453

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period:
Interest	$670,805	$662,929

Income taxes	$1,102,174	$—

Non-cash financing and investing activities:
Equipment acquired under capital leases	$208,235	$1,325,829

Issuance of common stock in connection with acquisition of LLCs	$—	$2,112,444

Issuance of common stock in connection with acquisition of minority interest in LLCs	$—	$225,775

Issuance of common stock for services	$—	$27,500

Issuance of common stock in connection with conversion of debentures	$—	$1,937,411

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) (formerly known as American Hyperbaric, Inc.) was organized in the State of Florida on May 25, 2005. CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING TM ” primarily in the mid-Atlantic and northeast parts of the country. These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. CFWH can be contracted to startup and manage the wound care program, as well as, offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

As of March 31, 2007, CFWH operated thirty (30) hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. CFWH is headquartered in Iselin, New Jersey. The Company has signed agreements to open and manage eleven (11) additional hyperbaric centers.

In July 2007, management finalized a review of the performance of its centers’ operations and determined that several partnerships and joint ventures were not generating sufficient earnings to meet the Company’s continued participation. The Company and its partners have therefore agreed to terminate their relationship and, accordingly, $759,629 was charged to operations in the current fiscal year as a loss on abandonment.

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

BASIS OF PRESENTATION

a. Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Acquisitions of entities under common control are accounted for under the pooling method of accounting at their historical costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”. Accordingly, the results of operations of these entities are included in the attached consolidated results of operations for the nine months ended March 31, 2007 and 2006. The financial statements for the nine months ended March 31, 2006 have been restated to retroactively reflect the acquisitions as if they had occurred at the beginning of the period in a manner similar to a pooling of interests. All other acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition. All intercompany profits, transactions, and balances have been eliminated. Minority interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Minority interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Minority interest in net loss of consolidated subsidiaries” in the accompanying consolidated statement of operations. A minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the majority owned LLCs and adjusts the Company’s net assets to reflect only the Company’s share of the net assets of the majority-owned LLCs.

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

The Company closed on a contribution agreement, effective June 1, 2006, to acquire the 100% interest in Far Rockaway Hyperbaric, (“Far Rockaway”) for $5 million. The consideration consisted of $1,000,000 in cash on closing, 615,385 shares of the Company’s common stock valued at $3.25 per share, based upon the closing price of the stock on the date of the acquisition, a two-year promissory note in the amount of $1,350,000 bearing interest at 8% per annum, and a 60-day promissory note in the amount of $650,000 bearing interest at 8% per annum. The 60-day note was repaid on August 9, 2006.

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

The accompanying financial statements of the Company for the nine months ended March 31, 2007, include the results of Far Rockaway and Atlantic Associates.

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

As of March 31, 2007, the Company has reserved an aggregate of 10,547,849 shares of its common stock for issuance under awards made pursuant to its 2006 Stock Option Plan, the conversion of debentures, and the exercise of common stock purchase warrants.

(c) Stock-Based Compensation:

The Company applies FASB Statement No. 123 R, “Share Based Payment” in accounting for its stock-based compensation plans. Statement 123R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates. See Note 3 for further details.

(d) Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48). This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company will adopt the pronouncement effective for periods beginning after July 1, 2007. The company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements, but does not expect it to have a material effect.

We adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 108 in connection with the preparation of our current financial statements. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS NO. 157, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for periods beginning after June 30, 2008. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements, but does not expect it to have a material effect.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under the provisions of SFAS No. 159, the Company may choose to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. The company will adopt the pronouncement effective for periods beginning after July 1, 2008. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements, but does not expect it to have a material effect.

(e) Reclassifications:

Prior period amounts have been reclassified where necessary to make them comparative with current period presentation.

Note 3 – Employee Stock Compensation

The Company’s 2006 Stock Plan (the “Plan”), permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 2,000,000 shares of our common stock, to employees, outside directors, and consultants. All stock options under the 2006 Stock Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options vest ratably and generally expire 5 years from the exercise date.

The fair value of the Company’s options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Nine Months Ended March 31, 2007
Expected life (years)	3-5
Risk free interest rate	4.48% - 4.98%
Volatility	111.0 -161.7%
Dividend rate	0%

Stock compensation expense related to stock options was $1,957,622 for nine months ended March 31, 2007. This amount is included in the Condensed Consolidated Statements of Operations within the general and administrative expenses line item.

There were 1,437,667 stock options granted during the nine months ended March 31, 2007. The following table represents our stock options granted, exercised, and forfeited during the first nine months of fiscal 2007.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at July 1, 2006	410,000	$3.98

Granted	1,437,667	3.23
Exercised	—	—
Forfeited/expired	(175,000)	3.50

Outstanding at March 31, 2007	1,672,667	$3.39	5.47

Exercisable at March 31, 2007	552,667	$3.21	4.92

As of March 31, 2007, there was $2,208,289 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.1 years.

Note 4 - Property and Equipment

March 31, 2007
Medical chambers and equipment, including $5,788,836 under capital leases	$7,079,507
Furniture, fixtures and computers	582,755
Leasehold improvements	3,366,930
Autos and vans	470,896

11,500,088
Less: Accumulated depreciation and amortization – including $1,937,441 for medical chambers and equipment under capital lease	3,893,296

$7,606,792

Depreciation expense included in cost of services for 2007 and 2006 was $1,404,044 and $896,122, respectively.

Note 5 - Intangible Assets

Intangible Assets consist of the following as of March 31, 2007:

Hospital contracts acquired	$4,699,661
Less: Accumulated amortization	361,265

Net intangible assets with finite lives	4,338,396
Goodwill	447,531

Total intangible assets	$4,785,927

The following represents the estimated future amortization of the Hospital and Treatment Center Contracts over the next five years as of June 30, 2006, our fiscal year end:

Year or Period Ending June 30,
2007	481,611
2008	522,185
2009	522,185
2010	522,185
2011	522,185

Note 6 - Other Assets

Other Assets consist of the following as of March 31, 2007:

Deferred financing costs, net of amortization of $804,333	$402,167
Equipment lease fees	17,500
Security deposit	41,465
Hospital development	3,290

Total other assets	$464,422

Note 7 - Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 28.02% over three-to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of March 31, 2007 are as follows:

Total obligations under capital leases	$2,466,041
Less: Current installments	1,644,194

$821,847

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2007:

2007	$1,756,983
2008	720,247
2009	167,633
2010	—

Total minimum lease payments amount	2,644,863
Less: Amounts representing interest	178,822

Present value of minimum lease payments	$2,466,041

Note 8 - Related Party Transactions

Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are non-interest bearing and due on demand.

Note 9 - Short-term Borrowings

The Company entered into a three-year $5,000,000 bank line of credit with Signature Bank on June 17, 2005, as amended on April 7, 2006. This line is secured by the assets of the Company and is personally guaranteed by certain of the Company’s stockholders/officers. At March 31, 2007, CFWH had an outstanding balance of $4,800,000 in several advances under this facility. The available balance under this agreement varies based upon a formula of eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank’s prime rate or LIBOR plus 2.5 points, at the option of the Company. The interest rates for these advances vary between 7.824 - 8.25% at March 31, 2007. The weighted average outstanding balance was $4,020,000 in fiscal 2007 and $2,584,500 in fiscal 2006 with a maximum month-end balance outstanding of $4,800,000 in 2007 and $3,200,000 in 2006 respectively. The weighted average interest rates for 2007 and 2006 were 8.54% and 8.04%, respectively.

The original termination date of the bank line was June 16, 2008. Pursuant to an amendment entered into on April 7, 2006, the termination date of the bank line became February 1, 2007 and pursuant to an amendment entered into on April 7, 2007, the termination date became May 2, 2007. As of March 31, 2007 and April 7, 2007, the Company was not in compliance with the financial covenants of this agreement. On December 14, 2006, the Company obtained a waiver for non-compliance from the bank for the period ended June 30, 2006.

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

The amended agreement requires the Company to maintain certain financial covenants and ratios, limits capital expenditures and additional indebtedness, and prohibits dividends and distributions to minority interest without prior approval. The Company assigned the aggregate proceeds of key man life insurance of $12,500,000 on the lives of the company’s CEO and two directors to the lender. These two directors have personally guaranteed the debt. As of September 7, 2007, the Company is in compliance with its debt covenants.

In September 2003, one minority member agreed to loan up to $500,000 to two of the Company’s LLCs. The amount outstanding at June 30, 2006 was $400,000 which was repaid in full on September 5, 2006. The loans bore interest at the prime rate plus 1%. The average balance outstanding under the agreement was $300,000 in fiscal 2007 and 2006, with a maximum month-end balance outstanding of $400,000 in 2007 and 2006 respectively.

Note 10 – Notes Payable

a. One of the Company majority owned LLCs entered into a three year $100,000 bank promissory note with Signature Bank in January 2005. This note is secured by the assets of the specific borrowing LLC and is personally guaranteed by certain of the Company’s stockholders/officers. At March 31, 2007, CFWH has an outstanding balance of $23,862. The note is payable in monthly principal payments of $2,778 per month plus interest at 1% over the bank’s prime, 9.25% and 7.75% at March 31, 2007 and 2006, respectively. The agreement expires on February 1, 2008.

b. At the inception of several of the Company’s LLCs, the Company received non-interest bearing notes from participating minority members to help fund the LLCs initial growth. These loans ranged in size from $25,000 to $50,000 and were payable in equal monthly installments, starting 12-18 months after the loan, over a similar period of 12-18 months. The average monthly payment per loan was approximately $1,400. Interest on the loans was recognized at a rate of 8% and the loans were discounted accordingly. For the nine month period ended March 31, 2007, the Company paid $69,550 against these loans. As of March 31, 2007, the Company had an outstanding debt on these minority loans of $1,393. The last loan payment was made in November 2006.

c. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of March 31, 2007, the Company has an outstanding balance due on these loans of $123,716. For the nine months ended March 31, 2007, average monthly principal payments were approximately $6,600.

d. As part of the acquisition of Far Rockaway LLC, the Company issued a $1,350,000 promissory note which is payable on June 16, 2008.

Summary – Notes Payable as of March 31, 2007 consists of the following:

Notes payable	$1,502,520
Less: Current portion	56,251

$1,446,269

Maturities of the long-term portion of notes payable as of March 31, 2007 are as follows:

Period Ending March 31,
2008	$56,251
2009	1,407,653
2009	30,063
2010	8,553

$1,502,520

e. In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from a company owned by a related party. The note was due on June 1, 2006 with accrued interest. The loan was repaid on April 21, 2006 in the amount of $150,000. At March 31, 2007, the accompanying consolidated balance sheet includes a receivable of $25,000 for the amount repaid in excess of the principal. As of September 7, 2007, this balance was outstanding. This overpayment will be applied against payments due one of the former majority members.

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

If the Company fails to meet EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) targets as specified under the debenture the conversion price of the debentures is adjusted downward. As of March 31, 2007 the conversion price of each class of Debentures has been automatically reduced by $1.00 per share to $2.00, because the Company did not attain the defined EBITDA levels in the quarters ended June 30, 2006 and September 30, 2006. The conversion price cannot be less than $2.00 per share. Among other covenants, the Company is required to file a registration statement covering the common shares issuable in the event of conversion of the debenture into common shares and for common shares issuable upon exercise of the warrants.

In addition, each bondholder received a series of five year common stock purchase warrants with exercise prices ranging from $4.00 to $5.00 per share for an aggregate of 2,750,000 common shares. Since the Company failed to file a registration statement by April 7, 2007, the holders of the warrants received the option to exercise the warrants on a “cashless” basis. Of these warrants, 916,667, exercisable at $4.00 per common share, are exercisable on their 11 month anniversary of issuance and are callable at the option of the Company until exercised. Since the Company did not exercise its call right, the due date of the convertible debenture was extended to September 7, 2007. All other warrants are immediately exercisable.

Because the senior convertible debentures are immediately convertible, and initially could be converted at a price on the date of sale ($3.00 per share) which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500.000. Consequently, the entire $5,500,000 was allocated to the beneficial conversion feature ($2,108,240) and to the warrants ($3,391,760) using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of July 15, 2006, were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. Amortization of debt discount charged to operations in the current quarter was $223,409. As of March 31, 2007, the debt discount has been fully amortized and $842,863 has been charged to operations in fiscal year 2007.

As part of this agreement, the Company was required to file a registration statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred damages payable to each Bondholder. As of March 31, 2007, the Company has recorded an accrual for the maximum damages amounting to $495,000 of which $412,500 was charged to operations in the current year. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised.

On February 28, 2007, a debenture holder issued a Default Notice to the Company because of the Company’s failure to timely file the annual report on Form 10KSB, the cessation of the Company’s securities being listed or quoted on the Over-the-Counter Bulletin Board of the NASD, and the Company’s failure to file a registration statement within 60 days of the Registration Rights Agreement. On March 1, 2007, Signature Bank issued a “blocking letter” that, among other things, precluded the debenture holders exercising any of the remedies as provided for in the Debenture Agreement. On May 31, 2007, the Company, its debenture holders and Signature Bank negotiated a restructuring of the Company’s senior secured loan and the secured debentures. Among other things, the debenture holders withdrew their default notice and all alleged defaults under both agreements were waived.

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 31, 2007 by $504,778 and the $495,000 in damages referred to in the second preceding paragraph. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt required a $1,000,000 payment to the bondholders on June 21, 2007 of which $800,000 is a principal reduction and $200,000 is a “consent fee” to restructure the debentures. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration will be charged to operations as additional interest from the restructure date to December 31, 2007, the initial maturity date of the debentures. On the initial maturity date the Company has the option to repay the outstanding principal and accrued interest thereon, or it may extend the maturity to March 31, 2008, if it has paid an additional $1,200,000 in principal payments and an additional consent fee of $300,000 by December 31, 2007. Should the Company exercise this maturity extension option, the additional consideration payment of $1,650,000 would also be extended to March 31, 2008.

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

Rent expense under all operating leases charged to operations in 2007 and 2006, respectively, was $189,829 and $47,496.

b. The Company has signed agreements to open and manage eleven (11) additional hyperbaric centers in fiscal year 2007 at an estimated total cost, exclusive of leased chambers, of approximately $2,420,000.

Note 13 - Subsequent Events

As more fully described in Notes 9 and 11 the Company, on May 31, 2007, renegotiated the terms and conditions of its revolving line of credit facility and its convertible debentures.

In July 2007, management completed a review of the performance of its centers’ operations and determined that several partnerships and joint ventures were not generating sufficient earnings to meet the Company’s continued participation. The Company and its partners agreed that the Company would terminate its relationship with these entities and, accordingly, $759,629 was charged to operations in the quarter ended December 31, 2006 as a loss on abandonment.

In August 2007, the Company finalized an agreement to acquire the 51% of the Raritan Bay LLC and 40% of Bayonne LLC that it heretofore did not own from two minority members and to terminate the joint venture, consulting and capital lease agreements with an affiliate of these minority members. The minority members also entered into a covenant not to compete. The purchase price paid by the Company was 300,000 shares of the Company’s common stock, which had a fair value at the date of issuance of $825,000, a non interest bearing 36 month note of $1,655,000 – net of 9% imputed interest of $239,000, and transferred the Company’s interest in Southampton LLC. The purchase price note also includes all amounts due under capital leases for six chambers, approximately $233,000 at June 30, 2007, and the option to acquire the chambers for $1 each.

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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal government regulations, our ability to comply with our current financing agreements, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate revenues sufficient to achieve positive cash flow.

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

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING TM” (“CFWH”) primarily in the mid-Atlantic and northeast parts of the country. These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals. We enter into separate multi-year operating agreements to startup and to manage the wound care program and offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. Although there can be no assurance that we will be successful in each instance, our plans for each hospital center requires a multi-year commitment contract term so that we can recover our investment in leasehold improvements (a sunk cost and non-transferable asset); our start-up costs, including recruiting and training of personnel; and the amortization of chamber lease financing. Generally, the hospital provides us with appropriate space for each of our centers. We are responsible for the development and management of hyperbaric oxygen services, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately. We also are responsible, at our expense, for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate number of hyperbaric chambers, which are based upon the anticipated demand for this type of treatment. We acquire the chambers under three-year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying audited condensed consolidated financial statements). In addition, certain agreements stipulate a per treatment fee. For these agreements, payments are first applied against lease payments with the balance applied to consulting fees. This has allowed us to leverage our resources and maximize the number of centers that we can support. As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUES:

Revenues for the three months ended March 31, 2007, were $5.9 million, an increase of $1.4 million or 31.3% for the three months ended March 31, 2007, compared to $4.5 million for the three months ended March 31, 2006. Revenues increased as a result of improved performance at existing centers and the inclusion of revenues from centers that were not operational in the prior period.

OPERATING EXPENSES:

Overview: Operating expenses for the three months ended March 31, 2007 were approximately $6.5 million, or 110.8% of total revenues for the period, compared to $3.5 million or 79.3% of revenues for the three months ended March 31, 2006. Approximately $1.3 million of the increase was due to the non-cash charge related to stock option grants made during the quarter and $500 thousand of the increase was due to other non-cash charges including depreciation, debt discount and interest for the fair value of warrants.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, several of which were not open in the prior period, and depreciation relating to hyperbaric medical chambers, computer equipment and leasehold improvements, increased by $791 thousand to $2.7 million or 46.1% of total revenues for the three months ended March 31, 2007, compared to $1.9 million or 42.8% of total revenues for the 2006 three months. For the current quarter, the Company’s gross margin was 53.9%, compared to 57.2% for the three months ended March 31, 2006.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of hyperbaric medicine, increased by $56.2 thousand to $98.9 thousand for the three months ended March 31, 2007, compared to $42.7 thousand for the three months ended March 31, 2006.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs increased by $2.3 million to $3.4 million or approximately 58.6% of total revenues for the three months ended March 31, 2007, compared to $1.1 million for the three months ended March 31, 2006. The increase is the result of an increase in payroll and payroll-related costs necessary to establish the Company’s accounting department and professional fees necessary to meet the Company’s needs to comply with SEC reporting requirements. In addition, non-cash charges for stock compensation increased $1.3 million; there were no stock compensation charges during the 2006 period.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements and aggregated $28.7 thousand or 0.5% of revenues for the three months ended March 31, 2007, compared to $3 thousand for the prior period.

Bad debt expense: Bad debt expense was $229.2 thousand or 3.9% of total revenues for the three months ended March 31, 2007, compared to $494 thousand or 11.1% of revenues for the three months ended March 31, 2006. The reduced bad debt provision reflects management’s estimate of potential loss associated with accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $681.7 thousand or 11.6% of total revenues for the three months ended March 31, 2007, compared to $151.5 thousand or 3.4% of revenues for the 2006 three months. The $530 thousand increase in interest expense in the current quarter over the prior quarter is attributable to (i) the non-cash charges associated with the amortization of the beneficial conversion feature of the convertible debenture of $223 thousand, compared to zero in 2006; and (ii) the non-cash amortization of $201 thousand of deferred finance costs in the current period with no comparable charge in 2006.

Minority interest (income) expense: Minority interest in the net loss was $134.6 thousand for the three months ended March 31, 2007, compared to income of $219.4 thousand for the 2006 three months.

INCOME TAXES:

The Company experienced an income tax expense of $233.8 thousand for the three months ended March 31, 2007, the result of an adjustment to an incorrect accrual from a prior period, compared to a $392.4 thousand charge for the three months ended March 31, 2006, due to the utilization of the deferred tax asset.

NET INCOME (LOSS):

For the three months ended March 31, 2007, the Company lost $1.7 million or $0.07 cents per share, compared to net income of $144.3 thousand or $0.01 cents per share for the 2006 three months, as a result of the foregoing.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2007 TO THE NINE MONTHS ENDED MARCH 31, 2006

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

With the exception of its participation in Victory, which generated gross revenue of $171.8 thousand and $610.9 thousand for the three and nine months ended March 31, 2007, none of the other ventures generated any meaningful revenue or were in operation during the quarter ended March 31, 2007. Thus, with the exception of Victory, none of the joint ventures generated any profit and in the case of Victory the ultimate profit or loss remains an unknown because of the hospital’s November 15, 2006 filing for protection under Chapter 11 of the US Bankruptcy Code. It is not yet clear whether Victory will emerge from Chapter 11 as a reorganized company and if it does it may not provide any return to its pre-petition creditors, of which the Company was one (and for which the Company established bad debt reserves). The joint venture does continue servicing patients at Victory under contract terms negotiated by and between the hospital and the joint venture parties.

REVENUES:

Revenues for the nine months ended March 31, 2007, were $15.5 million, an increase of $1.5 million or 10.9 % for the nine months ended March 31, 2007, compared to $14.0 million for the nine months ended March 31, 2006. Revenues increased as a result of higher volume at existing centers plus the inclusion of revenue from centers not open in the prior period.

OPERATING EXPENSES:

Overview: Operating expenses for the nine months ended March 31, 2007, were approximately $19.0 million, or 122.6% of total revenues for the nine months ended March 31, 2007, compared to $11.5 million or 82.7% of revenues for the 2006 nine months. Included in the current period’s increase are $760 thousand in non-cash charges for the abandonment and impairment costs associated with the termination of certain contracts, payroll and payroll related costs and professional fees associated with the Company SEC compliance and financial reporting requirements, including the establishment of the Company’s accounting department; approximately $700 thousand of one-time professional fees associated with various acquisitions completed by the Company; $4.9 million of non-cash charges, including depreciation expense of $1.2 million, $2.0 million for stock compensation costs, and $1.4 million of debt discount and interest for the fair value of warrants. The comparable amounts of such non-cash charges in 2006 were $900 thousand.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, computer hardware, and depreciation relating to hyperbaric medical chambers and leasehold improvements, increased by $1.7 million to $8.2 million or 53.1% of total revenues for the nine months ended March 31, 2007, compared to $6.5 million or 46.5% of total revenues for the 2006 nine months. For the nine months ended March 31, 2007, the Company’s gross margin was 46.9%, compared to 53.5% for the 2006 nine months. The increase in the costs is primarily due to higher direct labor amortization and depreciation costs to support the increase in volume.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of hyperbaric medicine, increased by $52 thousand to $171.6 thousand or approximately 1.1% of total revenues for the nine months ended March 31, 2007, compared to $119.5 thousand for the 2006 nine months.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs increased by $5.5 million to $9.0 or 57.8% of total revenues for the nine months ended March 31, 2007, compared to $3.5 million for the nine months ended March 31, 2006. The increase is primarily related to an increase in payroll and payroll-related costs associated with the establishment of the Company accounting and customer service departments, non-recurring professional fees associated with the acquisitions of certain centers by the Company, professional fees and costs associated with the Company SEC compliance and financial reporting requirements, $2.0 million of non-cash charges for stock compensation and the write down of approximately $760 thousand of assets associated with the termination of several joint venture agreements to which the company was a party.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $72.8 thousand or 0.5% of revenues for the nine months ended March 31, 2007, compared to $12 thousand for the 2006 nine months.

Bad debt expense: Bad debt expense was $810.8 thousand or 5.2% of total revenues for the nine months ended March 31, 2007 compared to $1.5 million or 10.4% of revenues for the 2006 nine months. The reduced bad debt provision reflects management’s estimate of potential loss associated with accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $2.4 million or 15.7% of total revenues for the nine months ended March 31, 2007, compared to $1.0 million or 7.3% of revenues for the 2006 nine months. The $1.4 million or 140% increase in interest expense in the nine months ended March 31, 2007 compared to the year earlier period is attributable to (i) the $843 thousand of non-cash charges associated with the amortization of the beneficial conversion feature of the convertible debenture compared to zero in 2006 and (ii) the amortization of $603 thousand of deferred finance costs in the current period with no comparable charge in 2006,

Minority interest (income) expense: Minority interest expense of $194 thousand for the nine months ended March 31, 2007, is $263 thousand less than the minority interest income of $456 thousand earned for the nine months ended March 31, 2006.

Other expense: Other expense of $412.5 thousand for the nine months ended March 31, 2007, is the penalty related to the convertible debenture.

INCOME TAXES:

The income benefit recognized was $1.8 million for the nine months ended March 31, 2007, versus a charge of $597 thousand for the 2006 nine months due to the utilization of the long-term deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash used in operating activities was $1.0 million for the nine months ended March 31, 2007, compared to net cash provided by operating activities of $447.8 thousand for the same period in 2006. This decrease of $1.5 million was primarily due to our net loss for the current period of $4.8 million, increases in accounts and notes receivable of $2.6 million and income tax receivable of $515 thousand, partially offset by an increase in accounts payable and accrued expenses of $3.1 million.

Investing Activities: Net cash used in investing activities was $1.7 million for the nine months ended March 31, 2007, compared to net cash provided by investing activities of $577.7 thousand for the same period in 2006. The primary uses of cash were for the purchases of property and equipment of $1.6 million and investments in unconsolidated affiliates of $105 thousand.

Financing Activities: Net cash used in financing activities was $671.4 thousand for the nine months ended March 31, 2007, compared to net cash used in financing activities of $1.9 million in the same period in 2006. We made disbursements of $2.8 million for the nine months ended March 31, 2007, of which $1.1 million was for the repayment of loans, $1.5 million was for principal payments on capital lease obligations and $171 thousand in advances to affiliates.

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

Based upon his evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company is currently revising its allocation of responsibilities in order to assure the implementation of proper controls and procedures and to consequently correct these deficiencies.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has now established appropriate controls and procedures with respect to the use of corporate funds and is in the process of installing a company-wide accounting and financial reporting application suite.

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

As of March 31, 2007, the Company was not in compliance with the covenants of the three year $5,000,000 bank line of credit with Signature Bank. Pursuant to the third amendment to the credit facility effective May 2, 2007, the bank extended the line’s maturity to February 29, 2008, and increased the revolving credit line to $6,000,000 at substantially the same interest rates and secured by the same collateral. The Company also received the proceeds from a $1,500,000 term loan payable in six equal monthly principal installments of $33,333 commencing September 1, 2007, with the balance due February 29, 2008.

As of September 7, 2007, the Company is in compliance with its debt covenants.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended March 31, 2007.

ITEM 5.	Other Information:

None.

Item 6.	Exhibits:

The following exhibits are included as part of this Registration Statement.

Exhibit No.	Description of Exhibit
Location

3.1	Restated Articles of Incorporation (1)

3.2	Articles of Amendment to the Articles of Incorporation (1)

3.3	Articles of Amendment to the Articles of Incorporation (2)

3.4	Restated By-Laws (1)

4.1	Form of Securities Purchase Agreement between The Center for Wound Healing, Inc. and Certain Investors, exhibits attached (4)

4.2	Form of Contribution Agreement (5)

4.3	First Amended and Restated Contribution Agreement between The Center For Wound Healing, Inc. Joel Macher, Alan Richer and Braintree Hyperbaric, LLC and attachments. (6)

10.1	Agreement and Plan of Reorganization dated October 28, 2005 with American Hyperbaric, Inc. (4)

10.2	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto dated December 1, 2005. (5)

10.3	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman dated December 1, 2005. (5)

10.4	Employment Agreement between American Hyperbaric, Inc. and Elise Greenberg dated December 1, 2005. (5)

10.5	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto dated December 1, 2005. (5)

10.5	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman dated December 1, 2005. (5)

10.5	Employment Agreement between American Hyperbaric, Inc. and JD Keith dated December 1, 2005. (5)

10.6	Employment Agreement between The Center for Wound Healing, Inc. and David Waltz, dated April 1, 2006

10.7	Employment Agreement between The Center for Wound Healing, Inc. and Paul Toomey, dated May 5, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (9)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (9)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (9)

(1)	Filed as an Exhibit on Form 8-K which was filed September 16, 1998, is incorporated herein by reference.
(2)	Filed as an Exhibit on Form 10-KSB/A which was filed March 23, 2004, is incorporated herein by reference.
(3)	Filed as an Exhibit on Form 10-KSB which was filed September 24, 2004, is incorporated herein by reference.
(4)	Filed as an Exhibit on Form 10-QSB/A, which was filed on November 1, 2005, is incorporated herein by reference.
(5)	Filed as an Exhibit on Form 10-QSB, which was filed on February 21, 2006, is incorporated herein by reference.
(6)	Filed as an Exhibit on Form 8-K which was filed April 11, 2006, is incorporated herein by reference.
(7)	Filed as an Exhibit on Form 8-K which was filed April 12, 2006, is incorporated herein by reference.
(8)	Filed as an Exhibit on Form 8-K which was filed June 22, 2006, is incorporated herein by reference.
(9)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer	September 7, 2007
Andrew G. Barnett

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.