Form 10KSB
period 2007-06-30
Center for Wound Healing, Inc.
filed 2008-04-10
CIK 799194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the year ended June 30, 2007

Commission file number: 000-51317

THE CENTER FOR WOUND HEALING, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	87-0618831
(State or jurisdiction of Incorporation or organization	(IRS Employer ID Number)

Issuer’s telephone number, including area code: (914) 372-3150

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

The issuer’s revenues for the year ended June 30, 2007 were $19,842,064.

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2007 was approximately $18,310,835.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date. As of April 2, 2008, there were 23,368,787 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THE CENTER FOR WOUND HEALING, INC.

Report on Form 10-KSB

For the Fiscal Year Ended June 30, 2007

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

Business Development:

The Center for Wound Healing, Inc. (“CFWH” or the “Company”), , was incorporated in the State of Nevada on July 2, 1998 under the name Technical Solutions Ltd. and changed its name to The Center for Wound Healing, Inc. on January 19, 2006. CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” in hospitals throughout the United States. These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals. CFWH can be contracted to start-up and manage the wound care program or offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. On December 9, 2005, CFWH completed a “reverse acquisition” transaction with Kevcorp Services, Inc. (“Kevcorp”), a publicly-held Nevada corporation, in which Kevcorp acquired all the assets and assumed all of the liabilities of CFWH in consideration for the issuance of a majority of Kevcorp’s shares of common stock pursuant to an Agreement and Plan of Reorganization. The transaction was a tax-free reorganization. Following the reorganization, CFWH became a wholly-owned subsidiary of Kevcorp. After this transaction closed, in December 2005 CFWH amended its Articles of Incorporation and changed its name to The Center for Wound Healing, Inc. CFWH is headquartered in Tarrytown, New York. Our principal executive office is located at 155 White Plains Road, Suite 200, Tarrytown, NY 10591.

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

The purchase price for the Twelve LLCs consisted of the following:

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

On April 7, 2006, the Company simultaneously received $5.5 million in gross proceeds ($4,912,500 after placement agent fees and other offering costs, plus an additional 150,000 common shares issued to the placement agent), in exchange for its secured convertible debenture issued to DKR Sound Shore Oasis Holding Fund Ltd (“Oasis”) ($5.1 million) and Harborview Master Fund LP ($0.4 million), together the “Bondholders”. The debenture was originally due on April 7, 2007. As provided in the agreement, the due date was extended to

September 7, 2007 since the shares underlying the Oasis warrants were not registered. The debentures are convertible, at the option of the Bondholders, into common shares at $3 per common share (subject to adjustment) at any time and in any amount prior to maturity. However, the debenture is subordinated to a line of credit from Signature Bank and cannot be repaid prior to the full satisfaction of the bank line. As originally issued, the debenture bore interest at 8% per annum, payable in cash or in common shares at the conversion price (subject to certain eligibility requirements). $2,000,000 of the proceeds of the debenture was paid to the Majority Members as partial consideration for the simultaneous acquisitions of the Twelve LLCs previously discussed.

The debenture agreement contained EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) targets which, if not met, would result in a downward adjustment to the conversion price although the conversion price could not be less than $2.00 per share. Through June 30, 2007, these targets were not met and the conversion price was reduced to $2.00. Among other conditions, the Company is required to file a registration statement covering the common shares issuable in the event of conversion of the debenture into common shares and for common shares issuable upon exercise of the Oasis warrants.

In addition, each Bondholder received a series of five year common stock purchase warrants with exercise prices ranging from $4.00 to $5.00 per share (subject to adjustment downward upon the occurrence of certain specified events) for an aggregate of 2,750,000 common shares. If the Company failed to file a registration statement by April 7, 2007, which it did, the holders of the warrants received the option to exercise the warrants on a “cashless” basis. Of these warrants, 916,667, exercisable at $4.00 per common share, were exercisable on their 11 month anniversary of issuance and were callable at the option of the Company until exercisable. Since the Company did not exercise its call right, the due date of the convertible debenture was extended to September 7, 2007. All other warrants are immediately exercisable.

Because the senior convertible debentures were immediately convertible, and could be converted at a price on the date of sale ($3.00 per share) which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500,000. Consequently, $2,108,240 was allocated to the beneficial conversion feature and $3,391,760 to the warrants, using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of June 30, 2006 and 2007, were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. As of June 30, 2006 and 2007, the remaining unamortized discount was $842,863 and zero and was reflected as a reduction of the senior convertible note. This amount was amortized to expense to the un-extended maturity date of the senior convertible debenture of April 7, 2007.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it incurred damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each Bondholder for each month the Registration Statement was not filed up to a maximum of 9% per Bondholder. The maximum damages amounted to $495,000. As of June 30, 2006, the Company recorded an accrual for damages amounting to $82,500, the balance of which, $412,500, was accrued in fiscal 2007. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised by Oasis.

On February 28, 2007 Oasis issued a Default Notice to the Company because of the Company’s failure to timely file its June 30, 2006 annual report on Form 10-KSB, the cessation of the Company’s securities being listed or quoted on the Over-the-Counter Bulletin Board of the NASD, and the Company’s failure to file a Registration Statement within 60 days of the Registration Rights Agreement. As a result of these defaults the

Company incurred a $1,650,000 penalty (30% of the principal amount of the debenture), as provided for in the Debenture Agreement. On March 1, 2007, Signature Bank issued a “blocking letter” that precluded the debenture holders from exercising any of the remedies as provided for in the Debenture Agreement. On May 29, 2007 the Company, its debenture holders and Signature Bank negotiated a restructuring of the Company’s senior secured loan and the secured debenture. Among other things, the debenture holders withdrew their default notice and all alleged defaults under both agreements were waived.

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 29, 2007 by $504,778 and the $495,000 in damages referred to above. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt required a $1,000,000 payment to the bondholders on June 21, 2007 of which $800,000 was a principal reduction and $200,000 was a “consent fee” to restructure the debentures. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration will be charged to operations as additional interest from the restructure date to December 31, 2007, the initial maturity date of the debentures. On the initial maturity date the Company had the option to repay the outstanding principal and accrued interest thereon, or extend the maturity to March 31, 2008 if it has paid an additional $1,200,000 in principal payments and an additional consent fee of $300,000. At the request of the Company, the Bondholders agreed to extend until January 31, 2008 the date by which to pay the $1,200,000 principal pay down and the $300,000 consent fee were due; the Company made these payments on January 25, 2008 and both the maturity option and the consideration payment were extended until March 31, 2008. The Company retired the debentures on March 31, 2008.

Pursuant to the third amendment to the credit facility effective May 29, 2007, the bank extended the line’s maturity to February 29, 2008, and increased the revolving credit line to $6,000,000 at substantially the same interest rates and secured by the same collateral. The Company also received the proceeds from a $1,500,000 term loan payable in six equal monthly principal installments of $33,333 commencing September 1, 2007, with the balance due February 29, 2008. The amended agreement required the Company to maintain certain financial covenants and ratios, limits capital expenditures and additional indebtedness, and prohibits dividends and distributions to minority interest without prior approval. The Company was required to assign the aggregate proceeds of key man life insurance of $12,500,000 on the lives of the company’s CEO, and two directors. Two directors personally guaranteed the bank debt.

On February 29, 2008 the bank agreed to extend the maturity dates of both the revolving credit line and the term loan to April 15, 2008, which was evidenced in the Sixth Amendment, dated March 19, 2008. On March 31, 2008 the Company entered into a $5,500,000 revolving credit and $1,000,000 term loan agreement (the “Seventh Amendment”) that has a March 31, 2010 maturity date. The term loan amortizes over a 12 month period and has monthly principal payments of $83,333 payable on the first day of the month beginning April 1, 2008. Among the terms agreed to in the Seventh Amendment was a reduction in the amount of key man life insurance required to be in force naming the bank as a beneficiary of the policies, and the elimination of the personal guarantees of two of the directors.

In September 2003, one Minority Member agreed to loan up to $500,000 to two of the Company’s LLCs. The amount outstanding at June 30, 2006 was $400,000. This liability is included in the financial statements under the caption Notes Payable. The loan bore interest at the prime rate plus 1%. As of June 30, 2006, the interest rate was 9.25%. The average balance outstanding under the agreement was $295,000 in fiscal 2006, with a maximum month-end balance outstanding of $400,000 in 2006. The advances were repaid in full on September 5, 2006 and the loan agreement was cancelled.

As part of the May 29, 2007 refinancing agreement with the Bondholders, as described above, the Company agreed to pay the Bondholders $800,000 in principal and $200,000 as a consent fee within 21 days of the agreement becoming effective. In order to raise capital to effectuate this payment, the Company formed a new limited liability company, CFWH Mezzanine, LLC (“Mezzanine”) and sold an aggregate total of 25% of the membership interests in Mezzanine to private investors for an aggregate sum of $1 million. The Company contributed to Mezzanine its rights to the proceeds of certain specifically identified wound care centers the Company contemplated opening in the near term and the minority investors are entitled to receive 25% of the earnings of such centers. These investors were entitled to receive a return on their investment that increases over time. At the time the Company calls for the redemption of the minority ownership interests in Mezzanine, each investor had the option to either receive payment for the principal or convert his or her principal investment into the Company’s common stock at a conversion price of $2 per share. After the closing on the Bison Note, the Company retired the Mezzanine Loan.

On April 12, 2006, the Company entered into an Exchange Agreement, effective April 1, 2006, with Atlantic Associates, LLC (“AA”) and its three members (“AA members”), one of whom is an officer of the Company. Pursuant to this arrangement, the AA members exchanged their interests in AA for shares of common stock of the Company. AA owns a 60% interest in Modern Medical, LLC and Modern Medical Specialties, Inc., collectively “Modern Medical”. Each entity has a contract with a hospital to provide wound care hyperbaric services. The purchase price for this transaction consisted of $300,000 and 100,000 restricted shares of common stock. Two members received $50,000 and 20,000 shares each, while the officer of the Company received $75,000 and 60,000 restricted shares. As part of the transaction, $125,000 was paid to the remaining 40% shareholder of Modern Medical as a reimbursement of his expenses. In addition, the Company entered into a $15,000 a month consulting fee arrangement with this shareholder wherein the shareholder agreed to provide general consulting services to promote the Company’s business. The Company also entered into a management fee arrangement wherein this shareholder manages the daily operations of a Company facility for $25,000 a month and receives a 25% distribution of the facility’s profits as defined. The total net assets acquired in this transaction were approximately $94,000. (In October 2007 the Company negotiated the termination of several of these joint venture and consulting agreements, described more fully elsewhere in this report.)

Redemption of Minority Interests. Effective on May 1, 2006, the Company entered into agreements with certain minority members of three majority owned LLCs to redeem their minority interests. These minority members received an aggregate of 162,519 common shares of the Company in exchange for their minority interests. The fair value of the shares issued approximated the aggregate minority interests’ recorded value of $225,775.

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

Business of Issuer:

Hyperbaric Oxygen Treatment (“HBOT”) is a medical treatment administered by delivering one-hundred percent (100%) oxygen at pressures greater than atmospheric (sea level) pressure to a patient inside an enclosed chamber. This means that the pressure is typically 2 1/2 times greater than normal atmospheric pressure, causing blood to carry larger amounts of oxygen, which is delivered to organs and tissues in the body. The increased pressure combined with the increased oxygen dissolves oxygen in the blood and throughout all body tissues and fluids at up to 20 times normal concentration. By doing so, wounds, particularly infected wounds, heal more quickly.

Hyperbaric oxygen acts as a drug, eliciting varying levels of response at different treatment depths, durations and dosages and has been proven effective as adjunctive therapy for specifically indicated conditions. The amount of pressure increase and the length of time under pressure are determined by the conditions being treated. Treatment pressures are usually between two and three-times atmospheric pressure and usually last from one to two hours at full pressure.

The US Food and Drug Administration (“FDA”) has approved HBOT to treat decompression sickness, gangrene, brain abscess, air bubbles in the blood, and injuries in which tissues are not getting enough oxygen. Oxygen is considered to be a drug by the FDA that must be prescribed by a physician or a licensed health care provider in order to help treat illnesses or health conditions.

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

We contract with hospitals to supply hyperbaric oxygen chambers and manage wound care facilities offering the services related to this treatment. Generally for each center we are provided with appropriate space requirements by the institution. We are responsible for the complete management of our services for each treatment scheduled including non-medical staff and billing of patient services directly through the hospital for inclusion in a patient’s overall billing. We also are responsible for designing and installing the necessary leasehold improvements of the hospital-provided space and supplying the appropriate number of hyperbaric chambers, based upon anticipated demand. We generally either acquire the chambers under three year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying condensed consolidated financial statements) or we rent the units from third parties for which we pay a per use (treatment) fee. This has allowed us to leverage our resources and maximize the number of centers that we can support. As our operation grows, we have the ability to transfer chambers between institutions in order to balance demand and maximize the use of our resources.

CFWH has entered into separate multi-year operating agreements to startup and manage the wound care programs in 41 hospitals, which offer turnkey operations including the furnishing of hyperbaric oxygen chambers to each hospital (for the period ended June 30, 2007, CFWH had 30 of the 41 agreements operational). Although there can be no assurance that we will be successful in each instance, our plan at each center requires a multi-year committed contract term with a fixed and or variable fee schedule based on paid hyperbaric treatments and wound care procedures. This fee is adequate for us to recover our investment in leasehold improvements, our start-up costs, including recruiting and training of personnel, and the amortization of chamber lease financing.

CFWH is a provider of contract services for wound care and hyperbaric medicine in the United States. Through medical leadership based upon a multi-disciplinary team of physicians and defined clinical standards, CFWH is committed to achieving patient results while simultaneously providing both physicians and hospitals professional and economic opportunities.

The goal of the physician-founders of CFWH is to bring HBOT into the mainstream of wound and non-emergent treatment modalities. At the time of CFWH’s inception, hyperbaric therapy was already well regarded in certain emergency medical applications but was not a recognized modality in the treatment of non-healing wounds, particularly within the vascular community. CFWH has begun to form strong bonds with the vascular and podiatric communities in order to integrate HBOT as a core modality.

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

In addition to wound healing management, CFWH also provides Hyperbaric Oxygen Treatment as an adjunct treatment modality to enhance the body’s natural healing abilities and to strengthen the body’s immune system. This is resulting in more rapid and comprehensive healing powers for patients. HBOT is a simple, non-invasive, painless treatment that has been proven to benefit patients presenting with Center for Medicare and Medicaid Services approved indications, including:

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

As the FDA issues formal approvals of HBOT as treatment for specific illness, we believe both physician and patient awareness will continue to increase as to the benefits of using HBOT.

Marketing:

CFWH conducts market awareness programs and advertising to promote the utilization of its centers among medical professionals, care givers, and patients. A multifaceted marketing approach is used to create awareness of the Center’s capabilities and to secure appropriate referrals. This approach is implemented over several months and features:

•	Educational lectures and dinners with homecare agencies, nursing homes and physicians (both individual and group practices)

•	Grand opening ceremonies

•	Outcome data presented at annual vascular conferences

•	Sponsored healthcare events for the community

•	Distribution of collateral materials

•	Media advertising—both radio and print

•	Sponsorship of local and national podiatry society meetings and lectures

•	Efforts to secure patients from other local hospital’s medical staffs

•	Efforts to establish substantial business key physicians in the area particularly major PCP groups

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

HIPAA also contains certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. The United States Department of Health and Human Services (“HHS”) has issued regulations implementing the HIPAA administrative simplification provisions and compliance with these regulations became mandatory for our facilities on October 16, 2003. Although HHS temporarily agreed to accept noncompliant Medicare claims, CMS stopped processing non-HIPAA-compliant Medicare claims beginning October 1, 2005. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our Subsidiaries:

Name of Subsidiary	Jurisdiction of Incorporation of Organization
Atlantic Associates, LLC	Delaware
Atlantic Hyperbaric, LLC	New York
Bayonne Hyperbaric, LLC	New Jersey
CEF Products, LLC	New York
CFWH Mezzanine, LLC	New Jersey
CMC Hyperbaric, LLC	Pennsylvania
Elise King, LLC	New York
Far Rockaway Hyperbaric, LLC	New York
Forest Hills Hyperbaric, LLC	New York
Greater Bronx Hyperbaric LLC	New York
JFK Hyperbaric LLC	New Jersey
Lowell Hyperbaric LLC	Massachusetts
Maimonides Hyperbaric, LLC	New York
Massachusetts Hyperbaric, LLC	Massachusetts
Meadowlands Hyperbaric, LLC	New Jersey
Muhlenberg Hyperbaric LLC	New Jersey
New York Hyperbaric & Wound Care Centers LLC	New York
New York Hyperbaric & Wound Care Centers LLC	Delaware
Newark BI LLC	New Jersey
NJ Hyperbaric, LLC	New Jersey
NY Hyperbaric, LLC	New York
Passaic Hyperbaric, LLC	New York
Pennsylvania Hyperbaric, LLC	Pennsylvania
Raritan Bay Hyperbaric, LLC	New Jersey
Scranton Hyperbaric LLC	Pennsylvania
South N Hyperbaric LLC	New York
South Nassau Hyperbaric, LLC	New York
South Ocean County Hyperbaric, LLC	New Jersey
St. Josephs Hyperbaric LLC	New York
The Center For Wound Healing I, LLC	New York
The Center For Wound Healing II, LLC	New Jersey
The Square Hyperbaric, LLC	New York
Trenton Hyperbaric, LLC	New Jersey
VB Hyperbaric, LLC	New York

Employees

The Company consists of over 120 full-time employees coming from various backgrounds. In addition, the Company has associations with over 100 physicians who are accredited in hyperbaric medicine, including some of today’s top physicians practicing in vascular surgery. The Company boasts a number of ex-hospital executives, registered nurses, financial professionals, and business executives in its ranks. To ensure and facilitate the successful planning, implementation and continued operations of our numerous wound care centers, our team also utilizes architects, engineers, contractors, and healthcare attorneys. Currently, CFWH provides management and operations for 30 hospital-based hyperbaric and wound programs.

ITEM 2.	Description of Properties:

Prior to December 2007, our headquarters were located in Iselin, NJ. The corporate office was moved to Tarrytown, N.Y. in December 2007. The lease at the new facility extends through November 30, 2012 at a starting base rate of $6,480 per month.

Minimum payments under non-cancelable operating lease obligations for office space at June 30, 2007 are as follows:

Years Ending June 30,
2008	$194,710
2009	194,710
2010	194,710
2011	200,437
2012	107,654
Thereafter	439,585

Rent expense under all operating leases in fiscal year ended June 30, 2007 was $ 234,440 and $228,983 in 2006. As of August 2007 the Company entered into an agreement with Med-Air Consultants that included eliminating lease obligations for the years 2008 through 2010 of $93,910 per year, 2011 of $99,637, 2012 of $107,654 and thereafter of $439,585. In December 2007 the company entered into a lease for a new corporate office space in Tarrytown, N.Y. This lease will add lease obligations of $45,360 for 2008, $77,760 for 2009, $79,650 for 2010, $81,000 for 2011, $82,890 for 2012 and $35,100 thereafter.

Included in rent expense for 2006 is a termination fee of $72,750, representing the costs to terminate the lease for the Company’s former corporate headquarters. The Company surrendered its security deposit and paid $60,750 in cash in fiscal 2007 to effect this termination.

Our wound care units operate hospital outpatient Wound Care programs in facilities which are owned or leased by the hospitals.

ITEM 3.	Legal Proceedings:

In October 2007, Advantedge Healthcare Solutions filed a complaint against The Center for Wound Healing I, LLC, a subsidiary of the Company, in the Superior Court of New Jersey Law Division: Middlesex County, alleging breach of contract with respect to a software license agreement. The lawsuit seeks money damages and attorneys’ fees totaling approximately $600,000. In December 2007, we filed an answer denying the claims raised by Advantedge, raising various affirmative defenses, and noting that Advantedge’s claims are subject to arbitration pursuant to the terms of the underlying agreement. We are in the process of reviewing and investigating the claim to determine its merits. However, a judgment in Advantedge’s favor of the amount sought would constitute a default under our outstanding credit facility and debentures if not stayed, vacated, discharged, bonded or set aside within 30 or 45 days, respectively, from the date the judgment was obtained.

On February 19, 2008 Alan M. Dietzek filed a complaint against The Center for Wound Healing, Inc. in the Supreme Court of the State of New York County of Kings. The plaintiff seeks damages of at least $250,000 for non-payment of certain finder’s fees and/or unjust enrichment. The Company denies that any contract existed.

There is no action, suit, proceeding, inquiry or investigation before or by any public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended June 30, 2007.

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

The closing price of our common stock on April 2, 2008, as reported on the “pink sheets” was $1.40 per share. The high and low closing bid information for our common stock is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker.

Quarter Ended	High	Low
September 2005	$0.10	$0.10
December 2005**	$0.10	$0.10
March 2006	$10.10	$4.00
June 2006	$5.50	$2.50

September 2006	$5.25	$3.25
December 2006	$8.75	$2.50
March 2007	$3.75	$2.75
June 2007	$3.75	$2.75

September 2007	$2.75	$2.50
December 2007	$2.50	$2.50
March 2008	$3.00	$1.40

**	Effective as of the opening of business on February 15, 2006, our 1-for-10 reverse stock split of our issued and outstanding Common Stock was effective.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Holders:

As of April 2, 2008, there were approximately 221 shareholders of record of our common stock.

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

The 2005 Debentures were due and payable two years from the date of issuance, unless earlier converted. The 2005 Debentures bore interest at 10% per annum, which was payable quarterly. The Company reserved the right to satisfy any payment of interest under the 2005 Debentures in common stock of the Company at the closing price, which common stock issuance may accrue until conversion or redemption. At any time after the original issue date until the 2005 Debentures were no longer outstanding, the 2005 Debentures were convertible into the Company’s common stock at the option of the holder. In the three months ended December 31, 2005, all holders of the 2005 Debentures elected to convert all principal at an exercise rate of $1.34 and to forego receiving accrued interest. Under the anti-dilutive provisions of the convertible debentures and the warrants, the number of warrants was increased to 1,492,538 at an exercise price of $1.34 per share. As of June 30, 2007, these warrants are outstanding.

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

On January 1, 2006, the Company acquired 92.5% of JFK Hyperbaric, LLC and 90.625% of Passaic Hyperbaric, LLC (“Passaic”). The purchase price included the issuance of 1,833,667 shares of common stock of the Company to the sellers.

On April 7, 2006, the Company acquired the interests in the Twelve LLCs, the purchase price of which included the issuance of 4,794,210 shares of common stock of the Company to the sellers and the right by the sellers to be granted an additional 2,333,333 common shares of the Company taking into account up to 1,833,333 common shares into which the investor warrant described below may be converted.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, the 2006 Stock Option Plan. The information in this table is as of June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders (1)	1,672,667	$3.39	327,333
Equity compensation plans not approved by security holders			—

Total	1,672,667	$3.39	327,333

(1)	Our 2006 Stock Option Plan permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 2,000,000 shares of our common stock, to employees, outside directors, and consultants.

Transfer agent:

Our transfer agent is Continental Stock Transfer & Trust Company. Its address is 17 Battery Place, New York, NY 10004.

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” (“CFWH”) primarily in the mid-Atlantic and northeast parts of the country. These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals. We enter into separate multi-year operating agreements to start-up and manage the wound care program for hospitals as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. Although there can be no assurance that we will be successful in each instance, our plans for each hospital center requires a multi-year committed contract term adequate for us to recover our investment in leasehold improvements, our start-up costs, including recruiting and training of personnel, and the chamber lease financing. Generally, the hospital provides us with appropriate space for each of our centers. We are responsible for the development and management of Hyperbaric Oxygen services, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately. We also are responsible, at our expense, for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate number of hyperbaric chambers, which is based upon the anticipated demand for this type of treatment. We usually acquire the chambers under three-year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying audited consolidated financial statements). In addition, certain agreements stipulate a per treatment fee. For these agreements, payments are first applied against lease payments with the balance applied to consulting fees. This has allowed us to leverage our resources and maximize the number of centers that we can support. As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

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

On March 31, 2008, CFWH entered into a financing transaction with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., pursuant to which the Company received a discounted amount of $17,500,000. For more details, please see Note 15 to the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS:

The Company, as discussed previously, began operations with six centers on July 1, 2005. As more fully described in the footnotes to our audited consolidated financial statements, the Company acquired the interests of two additional LLCs effective January 1, 2006, and 12 additional LLCs effective April 1, 2006, from the Company’s Majority Members. Because of common control, these transactions have been recorded at the historical costs of the entities and results of operations have been included in the current year’s results of operations from July 1, 2005 as if the transactions had taken place on that date. Our revenues vary based on the demand for treatments and the utilization of our chambers. The demand from the hospitals for our services is dependent upon their abilities to attract patients and their reputation in the medical communities and the geographic areas they serve, as well as on the allowable rates and frequency of reimbursement by health care insurance providers, managed care providers, Medicare, Medicaid and others. We conduct market awareness programs and advertising to promote the utilization of our centers among medical professionals, care-givers and patients. Revenues fluctuate monthly with the number of days per month that the hospitals in which we operate our centers are open.

RESTRUCTURING CHARGE

As part of a review of the performance of operations that the Company undertook throughout the year, we determined that several partnerships and joint ventures to which it was a party were not generating sufficient earnings to merit the Company’s continued participation. Accordingly, management decided to sever its involvement in these ventures and negotiated the termination of its relationship with its joint venture partners. As a result of its decision, the Company recorded a noncash charge to operations of $2,076,266 consisting of $759,629 in the quarter ended December 31, 2006 and an additional $1,316,637 in the quarter ended June 30, 2007.

The first of the four major components of the December 2006 write-off was the termination of the Company’s participation in a contract to provide hyperbaric treatment services at a facility in Southampton, NY; the Company sold its 49% interest to its joint venture partner and the net write-off amount is $259,622.

The balance of the December 2006 write-off, $500,007, relates to the value of several contracts the Company maintained with one individual in the form of several joint ventures. The major components of this write-off include: the termination of the Company’s interest in a contract to operate a hyperbaric treatment center at Victory Memorial Hospital (“Victory”), one of the hospitals identified for closure by the Berger Commission, $51,025; the termination of a joint venture to develop a hyperbaric treatment facility at Peninsula Hospital, another institution identified for possible closure by the Berger Commission, the termination of its participation at a free-standing hyperbaric and sleep treatment facility in New Jersey, and the termination of a consulting contract with the principal of the joint venture partner, collectively, $365,648. The final write-off component is the termination of the Company’s participation in a free-standing hyperbaric treatment facility in New York, $83,333.

With the exception of its participation in Victory, which generated gross revenue of $210,900 and $439,100 for the three and six months ended December 31, 2006, none of the other ventures generated any meaningful revenue or were in operation during the year. Thus, with the exception of Victory, none of the joint ventures generated any profit and in the case of Victory the ultimate profit or loss remains an unknown because of the hospital’s November 15, 2006 filing for protection under Chapter 11 of the US Bankruptcy Code. It is not yet clear whether Victory will emerge from Chapter 11 as a reorganized company and if it does it may not provide any return to its pre-petition creditors, of which the Company is one (and for which the Company established bad debt reserves). The joint venture does continue servicing patients at Victory under contract terms negotiated by and between the hospital and the joint venture parties.

As of June 30, 2007, we continued our evaluation of various hospital contracts and concluded that its contract with Interfaith Hospital, acquired as part of the Far Rockaway acquisition, which was consummated June 1, 2006, had no value to the Company. The Company’s centers are located in hospitals that have large Medicare populations. Management determined that the Medicare population served by that hospital was of insufficient size to warrant the maintenance and expense of a wound care and hyperbaric center at the hospital. At the time of the June 2006 transaction a firm was engaged to issue a valuation of the Interfaith Hospital contract and a value of $1.1 million was assigned to it. It is this value, noncash, intangible asset, that management has elected to write-off together with $63,400 of leasehold improvements the Company made at the wound care center after it was acquired in 2006.

The Company wrote-off an additional $240,700 of leasehold improvements relating to the termination of the Warminster Hospital contract, $47,400 (the hospital was acquired by a competing hospital that has its own wound care program); the aforementioned Interfaith Hospital termination, $63,400; and $129,000 of improvements at Mercy Nanticoke Hospital, a contract the Company decided to terminate prior to its term because treatment volumes at the hospital were not meeting expectations. The Company believes it can better serve a much broader population through the Company’s newly opened center in the largest acute care hospital in northeastern Pennsylvania.

Finally, in the fourth quarter of 2007, the Company identified $0.9 million of treatments that new management concluded could not be properly substantiated and consequentially revenue was reduced by this amount.

REVENUES:

Revenues for the years ended June 30, 2007 and 2006 were $19.8 million and $19.1 million, respectively. The increase of $0.8 million is attributable to revenues from centers opened during the year and increased revenues from existing centers. In the fourth quarter of the fiscal years approximately $1.2 million of accounts receivable were written off of which $0.9 million is discussed above.

OPERATING EXPENSES:

Cost of services: Cost of services expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was $11.6 million or 58.7% of total revenues for the year ended June 30, 2007 compared with $9.0 million or 47.3% in the year ended June 30, 2006. The increase of $2.6 million or 28.8% is primarily attributable to the increased depreciation costs associated with a larger number of hyperbaric chambers in service, the result of more wound care centers opened during the year, and the noncash write down of various assets, joint venture agreements and contracts that existed in fiscal 2006 that the new management team determined had no ongoing value to the Company’s operations.

Approximately $2.1 million of the fiscal 2007 expense related to depreciation costs associated with the acquisition of hyperbaric chambers used in the Company’s wound care centers, amortization of the contracts to place our centers in the hospitals and depreciation on leasehold improvements at these centers. In addition to these charges, there were a number of accruals and noncash charges taken during the year as a result of our critical review of the Company’s operations and assets. For the year, the Company generated a gross margin of 41.3%, which reflects results from current operations and the aforementioned accruals and one-time, noncash charges, many of the effects of which were reflected in the Company’s fourth quarter

Sales and marketing: Sales and marketing expense was $0.3 million or approximately 1.4% of total revenues for the year ended June 30, 2007, approximately $59,000 or 25.6% more than the prior year due to higher marketing and educational costs associated with the opening of additional wound care centers. Sales and marketing costs relate to educating physicians on the specialized services of hyperbaric medicine in our efforts to expand business opportunities.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance and professional fees, including legal, accounting and systems implementation costs. General and administrative costs were $11.8 million, approximately 59.4% of total revenues for the year ended June 30, 2007 compared with $6.2 million and 32.5% in fiscal 2006. The $5.6 million or 90.3% year-over-year increase in general and administrative costs reflect several factors including higher payroll costs associated with developing a organization that can support a substantial increase in the number of centers it operated during the year, as well as those opening within the first half of fiscal 2008; noncash compensation costs associated with new employees, including its senior management team; the expansion of the accounting department; significant and for the most part non-recurring legal, accounting and related professional fees incurred as a result of the Company being an SEC reporting company; and fees associated with the restructuring of its secured subordinated debentures and its working capital line. In addition, as a result of our evaluation of the business, there were several one-time, non-recurring and noncash charges taken that we believe will better reflect the Company’s operations and producing assets, including the write-down of intangible assets and leasehold improvements associated with the Interfaith Hospital; a one-time charge to bad debt expense to write-off certain 2004 accounts receivable balances to better reflect the Company’s current accounts receivable balance; and the reduction of certain unbilled accounts receivable and a concomitant reduction in revenue, which we did not believe had sufficient support. The Company entered into several employment agreements, including one with its president in September 2006, and with its chief executive officer, who joined the Company on January 19, 2007.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements, which aggregated $0.1 million or 0.3% of revenues in fiscal 2007 compared with $0.3 million or 1.6% of revenues in the prior fiscal year. Depreciation relating to hyperbaric medical chambers, contracts and leasehold improvements at the facilities, which is included in cost of services, amounted to $2.0 million (10.2% of revenues) in 2007 and $1.3 million or 7.1% in 2006.

Bad debt expense: Bad debt expense was $0.9 million or 4.9% of total revenues for the year ended June 30, 2007 compared with $1.6 million or 8.7% of fiscal 2006 total revenues. The reduction was due to the Company having greater control of its accounts receivable, the result of much greater focus during the year.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $3.6 million or 18.0% of total revenues for the year ended June 30, 2007 compared with $6.0 million and 31.6% in the fiscal year ended June 30, 2006. The $2.4 million reduction in interest expense is attributable to a $2.0 million noncash decrease related to the fair value of warrants issued in connection with the senior convertible and other debentures, a decrease of $1.6 million for a noncash charge attributable to interest charged for the beneficial conversion features, offset by an increase of $1.2 million for amortization of deferred financing costs.

Minority interest in net income or loss of consolidated subsidiaries: Minority interest income was $0.2 million or 0.9% of total revenues for the year ended June 30, 2007 compared with a $0.4 million or 2.3% loss in the prior fiscal year. This expense varies directly with the results of operations of the entities having minority interests.

Equity in net loss of unconsolidated affiliates: Equity in net loss of unconsolidated affiliates was $50,000 in 2006. These affiliates were abandoned in August 2007 (fiscal 2008), and the $160,000 net loss has been reflected in the Abandonment Loss of $2.1 million in the accompanying financial statements. This expense varies directly with the results of operations of the unconsolidated affiliates.

Loss on disposal of property and equipment: The loss on disposal of property and equipment was $29,000 or 0.1 % of total revenues compared with a loss of $104,000 or 0.5% in fiscal 2006.

Other Expense: Other expense of $432,500 or 2.2% of total revenues consisted primarily of liquidated damages in the amount of $412,500 or 2.1% of total revenues which were incurred in 2007 as a result of the Company’s failure to meet certain obligations under its secured subordinated debenture agreement. The fiscal 2006 expense was $82,500 which represents two months of a 12 month amortization of the damages which totaled $495,000. The terms of the debenture were renegotiated and made effective May 29, 2007.

INCOME TAXES:

The expected tax benefit of $3.4 million and $1.7 million that would normally be generated from the Company’s pretax loss of $10.8 million in 2007 and $5.0 million in 2006 was not realized primarily due to the non-deductibility of the noncash interest expense charged to operations in both years and a valuation allowance of $3.4 million in 2007 reserved against the deferred tax assets. Management determined that the realization of the deferred tax assets is less than likely to occur and accordingly has fully reserved the assets. The income benefit recognized in 2007 of $1.5 million arises from the carry-back of operating losses and the reduction in deferred tax liabilities. The benefit in 2006 was $.5 million.

NET LOSS:

For the fiscal year ended June 30, 2007, the Company lost $9.4 million or $0.41 cents per basic and diluted share compared with a net loss of $4.5 million or $.28 cents per share incurred in fiscal 2006. The increase of $4.9 million or 95.7% was primarily due to the increased noncash nonrecurring charges and one-time expenses associated with the restructuring of the Company’s operations effected during the year. The fiscal 2007 loss was primarily due to:

•	Interest expense of $3.6 million, of which $3.1 million was noncash in nature;

•	The aforementioned costs associated with both running and preparing the business for an expansion in the number of centers in fiscal 2007 and fiscal 2008;

•	The hiring of several senior level employees, including its chief executive officer, and the development of an accounting organization;

•	Approximately $2.8 million from the amortization of stock options;

•	$2.0 million for the noncash interest charged for the fair value of warrants in connection with the senior convertible debentures and other debentures;

•	$1.2 million of deferred financing costs associated with the debenture and with the restructuring of both the debenture and the senior working capital line of credit;

•	Approximately $769 thousand of unbilled accounts receivable that did not have sufficient backup and could not be properly substantiated; and

•	Significant, one-time, non-recurring and noncash charges of $2.1 million taken as a result of a detailed review by the new management team of the Company’s operations and producing assets.

We anticipate that our revenues will increase and that our gross margin will improve as we implement the plan to substantially increase the number of hospital partners in our portfolio, increase chamber utilization, and more productively utilize our organization and assets to deliver excellence and profits while insuring compliance with federal and state reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash provided by operating activities was $114,667 for the year ended June 30, 2007. While our net loss was $9.4 million, substantial noncash expenses such as interest charges for the fair value of warrants issued in connection with senior convertible and other debentures of $0.8 million and $1.2 million for the amortization of deferred financing costs, a $2.1 million abandonment and impairment loss (the result of an analysis by the Company’s new management team of the Company’s operating and producing assets), $2.2 million of depreciation costs related to equipment and leasehold improvements, and amortization of stock options of $2.8 million are mostly nonrecurring in nature. In addition, a $0.3 million increase in the provision for bad debts to a total of $1.0 million was the result of the increased receivable balance. Gross accounts receivable increased $2.5 million for the year ended June 30, 2007, which was anticipated as the number of centers operated by the Company increased from the prior year. These impacts were partially offset by an increase in (i) accounts payable and accrued expenses of $3.4 million (ii) income tax refunds receivable of $0.9 million and (iii) liability of $149,000 to former majority members of two LLCs.

Investing Activities: Net cash used in investing activities was $2.6 million for the year ended June 30, 2007. The primary uses of cash were for the purchases of property and equipment for new centers, including chambers and leasehold improvements of $2.6 million; and investments in unconsolidated affiliates of $0.1 million, partially offset by an increase of $68,000 in the proceeds from the sale of property assets.

Financing Activities: Net cash used by financing activities was $1.1 million for the year ended June 30, 2007. We received $2.3 million in proceeds from the issuance of our bank line of credit, $1.0 million in proceeds from the sale of membership interests in CFWH Mezzanine LLC and 0.1 million in advances from affiliates for the year ended June 30, 2007. We made disbursements of $4.5 million for the year ended June 30, 2007, of which $2.0 million was for payments on capital lease obligations; $2.0 million was for the repayment of notes and loans, including $71,000 for the repayment of minority member loans; and $0.5 million for deferred financing cost.

We participate in a working capital accounts receivable financing and term loan arrangement with Signature Bank, which matured February 29, 2008 and was extended until April 15, 2008. The use of these funds will be required to support our operations in the future and will be dependent upon satisfying borrowing base requirements, among other covenants. We were in full compliance with all the terms of the bank financing as of June 30, 2007, although we were in violation of certain reporting covenants of the agreement as of June 30, 2006, for which we received a waiver from the bank in December 2006. On May 29, 2007 the Company and the bank executed revised terms of the Company’s borrowing relationship with the bank that among other things increased by $2.5 million to $7.5 million the total amount of funds the Company may borrow. The working capital line increased to $6 million from $5.5 million, and the bank extended a $1.5 million term loan to the Company. On October 17, 2007 the bank increased the working capital line to $8 million and provided for some additional modifications the Company requested. The term loan is payable in six monthly installments of $33,333 commencing September 1, 2007, and the balance is payable at maturity. Between July 1, 2007 and February 29, 2008 the Company negotiated the Fourth and Fifth Amendments to the Credit Agreement that, among other things, increased the Company’s borrowing capabilities with its senior lender. On March 19, 2008 the Company negotiated the Sixth Amendment that extended the maturity of its revolving credit and term loan with the bank to April 15, 2008. On March 31, 2008 the Company entered into a new two year agreement with the bank (the “Seventh Amendment”) that includes a $5.5 million revolving line of credit and a $1 million term loan. The term loan amortizes over a 12 month period and has monthly principal payments of $83,333.

Although the automatic due date extension to September 7, 2007 of our senior convertible debentures became effective on April 7, 2007, we were in violation of other covenants of the debenture agreement. On February 28, 2007 the debenture holders provided management with a notice of default and acceleration of the due date. On May 29, 2007, the Company and the debenture holders negotiated revised terms to the debenture agreement that, among other things, extended the maturity of the debenture to March 31, 2008, increased the outstanding indebtedness for unpaid interest of $504,778 and damages of $495,000. The new balance of $6,499,778 required the payment of $800,000 in principal and $200,000 in a consent fee in June 2007, and increased the interest rate from 8% to 9%. As additional compensation for renegotiating the agreement, the debenture holders will receive an extra $1,650,000 at maturity. The damages and the additional compensation were charged to operations in fiscal 2007 as additional interest expense. The Company obtained the $1.0 million in proceeds from a mezzanine financing agreement in June 2007. The senior convertible debentures, all penalties and accrued interest were paid in full on March 31, 2008.

On March 31, 2008, CFWH entered into a financing transaction with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., pursuant to which the Company received a discounted amount of $17,500,000. For more details, please see Note 15 to the Notes to Consolidated Financial Statements.

We believe that the revised and restructured terms of the senior bank debt and the proceeds from the Bison financing will provide sufficient liquidity for the Company to be able to finance its operations for the next twelve months.

ITEM 7.	Financial Statements

THE CENTER FOR WOUND HEALING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Center for Wound Healing, Inc.

We have audited the accompanying consolidated balance sheets of The Center For Wound Healing, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Center For Wound Healing, Inc. as of June 30, 2007 and 2006 and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RAICH ENDE MALTER & CO. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

April 10, 2008

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30

	2007	2006
ASSETS
CURRENT ASSETS
Cash in bank	$216,458	$3,804,217
Accounts receivable, net of allowance for doubtful accounts of $2,202,510 and $1,954,097 respectively	10,754,557	9,964,755
Notes Receivable	367,484	—
Income tax refunds receivable	883,596	—
Prepaid expenses and other current assets	157,801	187,847

Total current assets	12,379,896	13,956,819
Notes Receivable	385,478	—
Property and equipment, net	7,970,325	6,978,397
Invesment in unconsolidated affiliates	75,702	130,325
Intangible assets, including Goodwill of $447,531	3,578,715	5,608,328
Deferred tax asset	—	157,216
Other assets	1,959,717	1,322,774

TOTAL ASSETS	$26,349,833	$28,153,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,661,811	$1,800,518
Current maturities of capital leases	1,530,862	2,012,968
Short-term borrowings	5,500,000	3,200,000
Notes payable	2,429,260	1,141,722
Notes Payable to Minority Members	—	70,943
8% Secured convertible debentures	6,485,601	4,657,137
Payable to former Majority Members	771,357	622,268
Income tax liability	—	802,000
Deferred tax liability	—	1,252,200
Due to affiliates	206,082	100,442

Total current liabilities	22,584,973	15,660,198

Notes payable, net of current maturities	65,254	1,479,143
Capital lease obligations, net of current maturities	498,688	1,758,353
Minority interest in consolidated subsidiaries	908,202	1,085,362

TOTAL LIABILITIES	24,057,117	19,983,056

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; non-outstanding	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,655,781 shares issued and outstanding	22,656	22,656
Additional paid-in capital	18,866,478	15,362,539
Accumulated deficit	(16,596,418)	(7,214,392)

TOTAL STOCKHOLDERS’ EQUITY	2,292,716	8,170,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,349,833	$28,153,859

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,

	2007	2006
REVENUES
Treatment fees	$19,842,064	$19,050,928

OPERATING EXPENSES
Cost of Services	11,642,333	9,016,479
Sales and marketing	287,060	228,518
General and administration	11,785,313	6,191,913
Abandonment & Impairment Loss	2,076,266	—
Depreciation and amortization	59,917	296,748
Bad debt expense	965,553	1,648,439

TOTAL OPERATING EXPENSES	26,816,442	17,382,097

OPERATING INCOME	(6,974,378)	1,668,831

OTHER EXPENSE
Interest expense	(3,569,763)	(6,029,434)
Minority interest in net loss of consolidated subsidiaries	172,390	(433,903)
Equity in net loss of unconsolidated affiliates	—	(50,378)
Loss on disposal of property and equipment	(29,270)	(104,089)
Other expenses	(432,500)	(82,500)

TOTAL OTHER EXPENSE	(3,859,143)	(6,700,304)

NET (LOSS) INCOME BEFORE INCOME TAXES	(10,833,521)	(5,031,473)

PROVISION (BENEFITS) FOR INCOME TAXES
Current taxes	(356,511)	821,827
Deferred taxes	(1,094,984)	(1,319,016)

TOTAL PROVISION FOR INCOME TAXES (BENEFITS)	(1,451,495)	(497,189)

NET (LOSS) INCOME	$(9,382,026)	$(4,534,284)

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.41)	$(0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES—BASIC AND DILUTED	22,655,781	15,944,029

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended June 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,382,026)	$(4,534,284)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	2,164,956	1,638,560
Abandonment and impairment loss	2,076,266
Interest charged for beneficial conversion features of senior convertible debentures	—	2,108,240
Interest charged for fair valuation of warrants issued in connection with senior convertible and other debentures	1,959,915	2,723,024
Interest charged for amortization of deferred financing costs	1,269,701	—
Provision for bad debts	965,553	1,648,439
Deferred income taxes	(1,094,984)	(1,319,016)
Minority interest in net income of consolidated subsidiaries	(172,390)	433,903
Equity in loss of unconsolidated affiliates	—	50,378
Debt discount and debt amortization	—	300,000
Loss on disposal of property and equipment	29,270	104,089
Issuance of common shares for services	—	27,500
Issuance of common stock options for non-employee services	—	80,989
Interest accrued for notes payable	13,889	—
Interest accrued for convertible debenture	—	37,411
Amortization of stock options	2,787,240	477,898
Changes in operating assets and liabilities:
Accounts and Notes receivable	(2,508,318)	(4,892,312)
Prepaid expenses and other current assets	30,046	(166,970)
Other assets	27,194
Accounts payable and accrued expenses	3,484,862	1,118,197
Income taxes	(1,685,596)	802,000
Cash collected for benefit of and payable to sellers of JFK and Passaic	149,089	622,268

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	114,667	1,260,314

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(2,577,325)	(1,619,383)
Cost of development of new properties and other assets	—	(382,953)
Purchase of Far Rockaway	—	(1,000,000)
Purchase of Atlantic Associates	—	(300,000)
Cash proceeds from acquisition	—	1,292,736
Proceeds from sale of property assets	68,222	—
Investment in unconsolidated affiliates	(105,000)	(180,703)

NET CASH USED IN INVESTING ACTIVITIES	(2,614,103)	(2,190,303)

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For The Years Ended June 30,

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	475,000
Net effect of redemption of common shares in reverse acquisition transaction	—	(475,000)
Principal payments on capital lease obligations	(1,955,179)	(1,449,269)
Advances from affiliates	100,870	(2,016,366)
Proceeds from bank line of credit	2,300,000	1,100,000
Proceeds from issuance of senior convertible debentures	—	5,500,000
Proceeds from issuance of convertible debentures with detachable warrants	—	1,000,000
Deferred financing costs related to issuance of senior convertible debentures	(522,831)	(606,500)
Repayment of notes and loans	(1,850,000)	(561,930)
Repayment of minority member loans	(70,943)	(438,784)
Proceeds from issuance of other notes payable	—	71,551
Proceeds from issuance of notes payable	1,000,000	525,000
Cash held in escrow under subscription agreement with related party	—	(50,000)
Distributions to LLC members	—	(1,988,915)
Proceeds (repayment) of notes payable	(90,240)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,088,323)	1,084,787

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,587,759)	154,798
CASH AND CASH EQUIVALENTS—beginning of year	3,804,217	3,649,419

CASH AND CASH EQUIVALENTS—end of period	$216,458	$3,804,217

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period:
Interest	$739,260	$841,207

Income taxes	$1,230,451	$119,491

Non -cash financing and investing activities:
Equipment acquired through capital lease obligation	$213,410	$1,371,913

Discount of convertible debenture for fair value of beneficial conversion feature	$912,524	$—

Issuance of common stock in connection with acquisition of interest in limited liability companies	$—	$4,512,444

Issuance of common stock in connection with redemption of certain minority interest	$—	$225,775

Issuance of common stock in connection with conversion of debentures	$—	$1,937,411

Warrants to purchase 62,500 shares of common stock issued in connection with note payable	$—	$125,000

Issuance of common stock for services in connection with issuance of 2006 convertible debenture	$—	$600,000

Issuance of debt in connection with Far Rockaway acquisition	$—	$2,000,000

Issuance of common stock for services	$—	$27,500

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Common Stock Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)	Total
Balances at June 30, 2005—restated for pooling		12,093,361	$12,093	$1,061,085	$(691,193)	$381,985
Issuance of common stock in connection with acquisition of interests in limited liability companies	Jul-05	6,600,000	6,600	2,105,844		2,112,444
Issuance of common stock in connection with acquisition of interest in affiliated limited liability company, April 1, 2006	Apr-06	100,000	100	399,900		400,000
Issuance of common stock in connection with acquisition of interests in affiliated limited liability company, June 1, 2006	June-06	615,385	615	1,999,385		2,000,000
Issuance of common stock in connection with redemption of certain minority interests	2006	162,519	163	225,612		225,775
Conversion of 2005 convertible debentures, net	Sept-05	1,492,538	1,493	1,935,918		1,937,411
Discount on 2005 convertible debentures	2005			300,000		300,000
Fair value of warrants issued with convertible debentures	2005			50,000		50,000
Issuance of common stock for cash	Dec-05	354,478	354	474,646		475,000
Net effect of beneficial conversion feature of 2006 convertible debentures	Apr-06			2,108,240		2,108,240
Fair value of warrants issued in connection with 2006 convertible debentures	Apr-06			3,391,760		3,391,760
Issuance of common stock for services in connection with issuance of 2006 convertible debentures	Apr-06	150,000	150	599,850		600,000
Fair value of warrants issued in connection with Raintree Note payable	Mar-06			125,000		125,000
Distributions					(1,988,915)	(1,988,915)
Issuance of common stock in connection with consulting agreements	2005	1,087,500	1,088	26,412		27,500
Issuance of common stock options for services	Apr-06			80,989		80,989
Amortization of Stock Options				477,898		477,898
Net loss					(4,534,284)	(4,534,284)

Balances at June 30, 2006		22,655,781	$22,656	$15,362,539	$(7,214,392)	$8,170,803
Amortization of Stock Options				2,439,328		2,439,328
Net effect of increased relative fair value of beneficial conversion feature of 2006 convertible debentures due to extention.				1,064,611		1,064,611
Net loss		—	—	—	(9,382,026)	(9,382,026)

Balances at June 30, 2007		22,655,781	$22,656	$18,866,478	$(16,596,418)	$2,292,716

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

Note 1—Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”), was incorporated in the State of Nevada on July 2, 1998 under the name Technical Solutions Ltd. and changed its name to The Center for Wound Healing, Inc. on January 19, 2006. CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” throughout the United States. These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals. CFWH can be contracted to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

As of June 30, 2007, CFWH operates thirty (30) hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. CFWH is headquartered in Tarrytown, New York. Currently, the Company has signed agreements to open and manage eleven (11) additional hyperbaric centers.

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

During July 2005, CFWH entered into Contribution Agreements (the “Contribution Agreements”) with six limited liability companies; Greater Bronx Hyperbaric LLC, The Square Hyperbaric LLC, St. Joseph’s Hyperbaric LLC, VB Hyperbaric LLC, NY Hyperbaric LLC and CEF Products, (the “Six LLCs”) whereby three members (the “Majority Members”) of the Six LLCs agreed to exchange their respective interests, in each instance constituting majority ownership, in the Six LLCs for an aggregate of 6,600,000 shares of CFWH’s common stock. On September 30, 2005, such members of the Six LLCs exchanged their interests in the Six LLCs for shares of CFWH. Each of the three members received 2,200,000 shares. A deferred income tax liability in the amount $1,191,000 was provided for the difference between the financial reporting and tax bases of assets acquired, primarily related to accounts receivable and property and equipment. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values and adjusted for the deferred income tax liability was $2,112,444. For accounting purposes, the assets and liabilities and the historical operations reflected in the financial statements are those of the Six LLCs and are recorded at the historical cost basis of these LLCs.

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

On April 7, 2006, CFWH acquired the Majority Members’ interests in twelve LLCs; New York Hyperbaric & Wound Care Centers LLC, Maimonides Hyperbaric LLC, New York Hyperbaric & Wound Care LLC—(Delaware Company), South Nassau Hyperbaric LLC, Elise King LLC, Newark BI LLC, Trenton Hyperbaric LLC, Forest Hills Hyperbaric LLC, South N Hyperbaric LLC, Lowell Hyperbaric LLC, Scranton Hyperbaric LLC and Muhlenberg Hyperbaric LLC, (“the Twelve LLCs”), effective April 1, 2006, pursuant to a right granted to the Company by the Majority Members in December 2005. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values was $3,610,061. A deferred income tax liability in the amount $1,147,000 has been provided for the difference between the financial reporting and tax bases of assets acquired, primarily related to accounts receivable and property and equipment. The effect of recording this liability was to reduce the purchase price. The aggregate purchase price for the Majority Members’ interests in these entities based upon their recorded book values and adjusted for the deferred income tax liability was $2,463,061. As a result of common control by the Majority Members of the acquired entities, results of operations for the Twelve LLCs have been included in the consolidated financial statements for fiscal 2006 in a manner similar to a pooling of interests. All intercompany profits, transactions, and balances have been eliminated in consolidation. As a condition precedent to the Company exercising its right, it simultaneously closed on a financing resulting in $5,500,000 and $4,912,500 in gross and net cash proceeds, respectively, to the CFWH (see Note 11).

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

Because the Majority Members are either stockholders, members of the Board of Directors and/or officers of CFWH, the assets and liabilities and the historical operations of the acquisitions reflected in the financial statements have been recorded at their historical cost basis. In addition, the results of operations of these entities have been included in the attached consolidated results of operations for the period from July 1, 2005 through June 30, 2006. For the 12 months ended June 30, 2006, results of operations includes pre-tax net income of these entities for the period July 1, 2005 through March 31, 2006 in the amount of $1,401,208.

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

The following table summarizes the book values of the assets acquired and liabilities assumed at the effective date of acquisition:

As of April 1, 2006
Current Assets	$54,844
Equipment, net	103,336
Intangible Assets—fair value of hospital contracts	704,509
Other Assets	34,246

Total Assets Acquired	896,935

Current Liabilities	146,186
Other Liabilities	50,749

Total Liabilities Assumed	196,935

Net Assets Acquired	$700,000

d.	FAR ROCKAWAY ACQUISITION

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

As of June 1, 2006
Current Assets	$233,350
Equipment	157,594
Intangible Assets—fair value of hospital contracts	4,440,000
Goodwill	447,531
Other Assets	5,464

Total Assets Acquired	5,283,939

Current Liabilities	35,000
Capitalized Lease Obligations	121,939
Deferred Tax Liability	127,000

Total Liabilities Assumed	283,939

Net Assets Acquired	$5,000,000

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

Additionally, in January 2006, the Company acquired for 1,833,667 shares of its common stock the Majority Members’ interests in two affiliated LLCs. As the sellers are related parties the assets, liabilities and results of operations included in the financial statements have been have been recorded at their historical costs in a manner similar to a pooling of interests. The net assets of the acquired entities were $156,963 which consisted primarily of capital lease assets and their related lease obligations. Additionally, the results of operations of these entities have been included in the attached consolidated results of operations for the period from July 1, 2005 through June 30, 2006. Results of operations for the year ended June 30, 2006, include pre-tax net income of these entities in the amount of $293,843.

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

Note 2—Summary of Significant Accounting Policies

a. Principles of Consolidation. The accompanying consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Acquisitions of entities under common control are accounted for under the pooling method of accounting at their historical costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”. Accordingly, the results of operations of these entities are included in the attached consolidated results of operations as if they had been acquired on July 1, 2005. All other acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition. All intercompany profits, transactions, and balances have been eliminated. Minority interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Minority interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Minority interest in net loss of consolidated subsidiaries” in the accompanying consolidated statement of operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the majority owned LLCs and adjust the Company’s net assets to reflect only the Company’s share of the net assets of the majority-owned LLCs.

Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Under the equity method, the Company recognizes its share of the earnings and losses of the unconsolidated affiliates as they accrue. The equity method is used when the Company holds more than a 20% interest in the affiliates, but does not have significant control. Currently, the Company has a 49% ownership interest in one entity, Southampton Hyperbaric LLC which was abandoned in the current year resulting in a charge to operations for loss on abandonment of $259,622. The Company also has a 40% ownership interest in another entity, Bayonne Hyperbaric LLC, which it accounts for under the equity method. These two entities are managed and controlled by two individuals who own 51% and 40% of the above entities, respectively. In August 2007, the Company acquired an additional 40% of Bayonne Hyperbaric LLC (See Note 15—Subsequent Events). A third individual owns the remaining 20% interest in Bayonne Hyperbaric LLC. The Company has a 49% interest in one affiliate that it consolidates because it has significant control over the entity. This entity, Raritan Bay Hyperbaric LLC, is owned 51% by the above two individuals. These individuals were also the majority members who sold their Far Rockaway Hyperbaric, LLC interest to the Company effective June 1, 2006 In addition, the Company has several consulting/lease agreements with these two individuals (See Note 14—Commitments and Contingencies and Note 15—Subsequent Events).

b. Revenue Recognition. Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals. Generally, the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.

Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers. As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals. As of June 30, 2007 and 2006 approximately $5.6 million and $5.3 million of Accounts Receivable were unbilled, respectively.

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

Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In December 2006, management determined that its interest in Southampton Hyperbaric, LLC was valueless and both the Company and the other members abandoned the facility which resulted in a charge to operation of approximately $260,000. Additionally, management’s review of its long-lived assets resulted in an additional impairment loss of $1,816,000 charge to operations in the fourth quarter of fiscal 2007.

g. Advertising Costs. Advertising costs are expensed as incurred. Advertising expense incurred for the twelve months ended June 30, 2007 and 2006 were $81,173 and $65,965, respectively.

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

j. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the collectability of accounts receivable, the impairment of long-lived and intangible assets, and the fair value of stock and warrants issued.

k. Concentrations. The Company places its temporary cash investments primarily with one high credit-quality financial institution. At June 30, 2007 and 2006, such investments were in excess of the FDIC insurance limit by approximately $0 and $2.3 million, respectively.

There are a limited number of manufacturers of hyperbaric chambers. All hyperbaric chambers to date have been supplied by two vendors.

l. Fair Value of Financial Instruments. The carrying amounts of current assets and current liabilities approximate fair value due to the short-term maturities of the instruments. The carrying amounts of capital lease obligations approximate their fair values and the current interest rates on such instruments approximate current market interest rates on similar instruments. See Notes 10 and 11 on the carrying value of debt issued.

m. Stock Based Compensation. The Company applies FASB Statement No. 123 R, “Share Based Payment” in accounting for its stock-based compensation plans. Statement 123R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates. The compensatory amount of stock options issued to employees that was charged to operations was $2,289,440 in 2007 and $477,898 in 2006.

n. Earnings (loss) per Share is calculated based on the weighted average number of common shares outstanding for each period. Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

o. Deferred Financing Costs. All costs associated with the placement of Company debt is deferred and written off over the term of the debt.

p. Goodwill in the amount of $447,531 was acquired as a result of the June 1, 2006 acquisition of Far Rockaway. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Goodwill is not amortized but reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. As of the fiscal year ended June 30, 2007 and 2006, no impairment of Goodwill has occurred.

q. Amortization of Intangibles. The initial valuation of intangible assets is based upon third party analysis. Those with finite lives are amortized over the estimated useful lives of these assets. The Company’s major intangible assets are comprised of hospital and treatment center contracts acquired by the Company. These contracts are amortized over a period of two to nine years representing the lives of the contract. Results for the years ended June 30, 2007 and 2006 include $503,615 and $47,531, respectively, in amortization expense. These assets are evaluated by management at least annually. During fiscal 2007, management conducted a review of all its intangible assets and determined that contracts at five hospitals were deemed impaired and will cease operations at those locations. The intangibles at these locations were charged to operations in 2007 as part of the $2.1 million loss on abandonments.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its consolidated financial statements, but does not expect it to have a material effect.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB 108 for the fiscal year ended June 30, 2007 which did not have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS NO. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes an measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3—Private Placements and Common Stock

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

The 2005 Debentures were due and payable two years from the date of issuance, unless earlier converted. The 2005 Debentures bore interest at 10% per annum, which was payable quarterly. The Company reserved the right to satisfy any payment of interest under the 2005 Debentures in common stock of the Company at the closing price, which common stock issuance may accrue until conversion or redemption. At any time after the original issue date until the 2005 Debentures are no longer outstanding, the 2005 Debentures were convertible into the Company’s common stock at the option of the holder. In the three months ended December 31, 2005, all holders of the 2005 Debentures elected to convert all principal at an exercise rate of $1.34 and to forego receiving accrued interest. Under the anti-dilutive provisions of the convertible debentures and the warrants, the number of warrants was increased to 1,492,538 at an exercise price of $1.34 per share. As of June 30, 2007 and 2006, these warrants are outstanding.

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

In April and May 2006 the Company issued an aggregate of 360,000 options to its president and another employee. The options vest in varying amounts over varying terms. Part of the employee’s options requires the attainment of certain performance goals by the Company. The fair value of the options at the date of grants, as determined by the Black-Scholes option pricing model, is $1,170,277 which is being charged to operations ratably over the period the grants vest. $477,898 was charged to operations in 2006.

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

In July 2006, two individuals were granted 50,000 shares each in connection with agreeing to serve as members of the Company’s Board of Directors.

In August 2006, 50,000 options were granted to a company with whom the Company entered into a consulting agreement.

During the period, August through November 2006, four employees were granted a total of 245,000 options in connection with accepting employment with the Company; one of those employees subsequently resigned which resulted in the expiration of 175,000 options.

In January 2007, the Company issued an aggregate of 1,000,000 options to its CEO. The options vest in varying amounts over varying terms. Part of these options requires the attainment of certain performance goals by the Company. The fair value of the options at the date of grants, as determined by the Black-Scholes option pricing model, is $2,721,447 which is being charged to operations ratably over the period the grants vest. $1,338,045 was charged to operations in 2007.

In March 2007, 42,667 options were granted to an independent contractor in connection with its marketing activities on behalf of the Company.

The fair value of the Company’s options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Year Ended June 30, 2007
Expected life (years)	3-10
Risk free interest rate	4.48% – 4.98%
Volatility	111.0% – 161.7%
Dividend rate	0%

	For the Years Ended June 30, 2007		For the Years Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at:
Beginning	410,000	$3.98	—	—
Granted	1,437,667	$3.23	410,000	$3.98
Expired	(175,000)	($3.50)	—	—
exercised	—	—	—	—

Options outstanding at end	1,672,667	$3.39	410,000	$3.98

The following table summarizes the status of all CFWH’s stock options outstanding and exercisable at June 30, 2007.

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	210,000	3.55	$3.00	210,000	$3.00
$3.10	1,000,000	9.89	$3.10	250,000	$3.10
$3.50	110,000	5.00	$3.50	—	$—
$3.75	42,667	2.75	$3.75	42,667	$3.75
$4.00	160,000	3.83	$4.00	50,000	$4.00
$5.00	150,000	3.00	$5.00	—	$—

Total—June 30, 2007	1,672,667	7.39	$3.39	552,667	$3.19

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based methodology for options granted for the year’s ended June 30, 2007 and 2006 is estimated in the range of $2.60 to $4.46 in 2007 and $3.15 to $3.35 in 2006.

d. Common Shares Reserved

As of June 30, 2007, the Company has reserved an aggregate of 11,639,247 shares of its common stock for issuance of awards pursuant to its 2006 Stock Option Plan, the conversion of debentures, and the exercise of common stock purchase warrants.

Note 4—Property and Equipment

Property and equipment consists of the following at June 30, 2007 and 2006:

	2007	2006
Medical chambers and equipment, including $6,158,646 and $6,515,581 under capital leases	$7,294,518	$6,715,574
Furniture, fixtures and computers	829,724	348,624
Leasehold improvements	4,005,954	2,183,105
Autos and Vans	459,639	470,896

	12,589,835	9,718,199
Less: Accumulated depreciation and amortization—including $2,311,639 and $1,014,083 for medical chambers and equipment under capital lease	4,619,510	2,739,802

	$7,970,325	$6,978,397

Depreciation expense amounted to $1,661,341 and $1,591,039 for fiscal 2007 and 2006, of which $1,601,424 and $1,341,812 is included in cost of services.

Note 5—Intangible Assets

Intangible Assets consist of the following as of June 30:

	2007	2006
Hospital Contracts Acquired	$3,559,661	$5,083,328
Treatment Center Contract	—	125,000

Total intangible assets with finite lives	3,559,661	5,208,328
Less: Accumulated amortization	428,477	47,531

Net intangible assets with finite lives	3,131,184	5,160,797
Goodwill	447,531	447,531

Total Intangible Assets	$3,578,715	$5,608,328

Amortization of intangibles of $503,615 and $47,521 was charged to cost of services in 2007 and 2006, respectively.

The following represents the estimated future amortization of the Hospital and Treatment Center Contracts over the next five years:

Year Ending June 30,
2008	$395,518
2009	395,518
2010	395,518
2011	395,518
2012	395,518

Note 6—Other Assets

Other Assets consist of the following as of June 30:

	2007	2006
Subordination & Consent Fee, net of amortization of $264,286.	$1,585,715	$—
Deferred Financing Costs, net of amortization of $1,206,500 and $201,083	322,831	1,005,417
Equipment Lease Fees	12,500	20,000
Security Deposit	38,671	58,365
Hospital Chamber Installation Costs	—	238,992

Total Other Assets	$1,959,717	$1,322,774

Amortization of the consent fee and deferred financing costs is included in interest expense.

Note 7—Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 28.02% over three-to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of June 30,

	2007	2006
Total obligations under capital leases	$2,029,550	$3,771,321
Less: Current installments	1,530,862	2,012,968

	$498,688	$1,758,353

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2007:

2008	$1,673,369
2009	474,201
2010	47,467

Total minimum lease payments amount	2,195,037
Less: Amounts representing interest	165,487

Present value of minimum lease payments	$2,029,550

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

Commencing in October 2003 through July 2004, the Elise King LLC advanced Braintree Hyperbaric, LLC $82,994 which was to be used to start up a hyperbaric chamber in a hospital. The transaction was never consummated with the hospital and Braintree has not repaid the advances. At June 30, 2007, the advance was outstanding. Additionally, as discussed in Note 10e, an affiliated party in March 2006 loaned CFWH $125,000 as evidenced by a 10% interest bearing note. On April 21, 2006 CFWH repaid the note in the amount of $150,000 that resulted in a loan overpayment of $25,000.The Company applied the loan overpayment and the advance against payments due one of the former majority members as of June 30, 2007.

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

The president of the Company has a 20% minority interest in two LLCs which were acquired by the Company on July 1, 2005 and April 7, 2006, respectively.

Note 9—Short-term Borrowings

a. The Company entered into a three year $5,000,000 bank line of credit with Signature Bank on June 17, 2005, as amended on April 7, 2006. This line is secured by the assets of the Company and is personally guaranteed by certain of the Company’s stockholders/officers. At June 30, 2007, CFWH has an outstanding balance of $5,500,000 in several advances under this facility. The available balance under this agreement varies based upon a formula of eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank’s prime rate or LIBOR plus 2.5 points, at the option of the Company. The interest rate for these advances at June 30, 2007 was 7.25% and varied between 7.6%—8.25% at June 30, 2006. The weighted average outstanding balance was $4,141,667 in fiscal 2007 and $2,793,750 in fiscal 2006 with a maximum month-end balance outstanding of $5,500,000 in 2007 and $3,200,000 in 2006. The weighted average interest rates for 2007 and 2006 were 8.27% and 8.63%.

The original termination date of the bank line was June 16, 2006. Pursuant to an amendment entered into on April 7, 2006, the termination date of the bank line became February 1, 2007 and pursuant to an amendment entered into on April 7, 2007, the termination date became May 2, 2007. As of June 30, 2006 and April 7, 2007, the Company was not in compliance with the financial covenants of this agreement. On December 14, 2006, the Company obtained a waiver for non-compliance from the bank for the period ended June 30, 2006.

Pursuant to the Third Amendment to the credit facility effective May 29, 2007, the bank extended the line’s maturity to February 29, 2008, and increased the revolving credit line to $6,000,000 at substantially the same interest rates and secured by the same collateral. The Company also received the proceeds from a $1,500,000 term loan payable in six equal monthly principal installments of $33,333 commencing September 1, 2007, with the balance due February 29, 2008. The line of credit was increased to $8,000,000as of October 17, 2007.

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

The Company negotiated the Fourth and Fifth Amendments to the credit facility that, among other things, increased the availability under its revolving line of credit. The Sixth Amendment, executed March 19, 2008 and effective February 29, 2008, provided for the extension of the credit facility to April 15, 2008.

On March 31, 2008 the Company entered into a new two year agreement with the bank (the “Seventh Amendment”) that includes a $5.5 million revolving line of credit and a $1 million term loan. The term loan matures March 31, 2009 and has 12 monthly principal amortization payments of $83,333. The Company agreed to pay off the $1.3 million balance of the existing term loan, was able to reduce the amount of key man insurance the bank had required be in place (naming the bank as the beneficiary), and removed the personal guarantees that two of the Company’s directors had provided to the bank.

b. In September 2003, one Minority Member agreed to loan up to $500,000 to two of the Company’s LLCs. The amount outstanding at June 30, 2006 was $400,000. This liability is included in the financial statements under the caption Notes Payable. The loan bore interest at the prime rate plus 1%. As of June 30, 2006 the interest rate was 9.25%. The average balance outstanding under the agreement was $295,000 in fiscal 2006 with a maximum month-end balance outstanding of $400,000 in 2006. The advances were repaid in full on September 5, 2006 and the loan agreement was cancelled.

Note 10—Notes Payable

a. One of the Twelve LLCs entered into a three year $100,000 bank promissory note with Signature Bank in January 2005. This note is secured by the assets of the specific borrowing LLC and is personally guaranteed by certain of the Company’s stockholders/officers. At June 30, 2007, CFWH has an outstanding balance of $22,223. The note is payable in monthly principal payments are $2,778 per month plus interest at 1% over the bank’s prime, 9.25% and 9.25% at June 30, 2007 and 2006, respectively. The agreement expires on February 1, 2008.

b. At the inception of several of the Company’s LLCs, the Company received non-interest bearing notes from participating Minority Members to help fund the LLCs initial growth. These loans ranged in size from $25,000 to $50,000 and were payable in equal monthly installments, starting 12-18 months after the loan, over a similar period of 12-18 months. The average monthly payment per loan was approximately $1,400. Interest on the loans was recognized at a rate of 8% and the loans were discounted accordingly. For the 12 month period ended June 30, 2007, the Company paid $70,943 against these loans. As of June 30, 2007, the Company had paid the outstanding debt due on these Minority loans. The last loan payment was made in October 2006.

c. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of June 30, 2007, the Company has an outstanding balance due on these loans of $108,403. In fiscal 2007, average monthly principal payments were approximately $4,700.

d. As discussed in Note 1, as part of the acquisition of Far Rockaway LLC, the Company issued a $1,350,000 promissory note which is payable on June 16, 2008. In addition, the Company also issued a 60 day note for $650,000, which was paid in August 2006.

Summary—Notes Payable as of June 30, 2007 and 2006 consists of the following:

	2007	2006
Notes payable	$2,494,514	$2,691,808
Less: Current portion	2,429,260	1,212,665

	$65,254	$1,479,143

Maturities of the long-term portion of notes payable as of June 30, 2007 are as follows:

Year Ending June 30,
2008	$2,429,260
2009	35,437
2010	25,482
2011	4,335

$2,494,514

e. In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from a company owned by a related party. The note was due on June 1, 2006 with accrued interest. In connection with this promissory note, CFWH issued a warrant to purchase 62,500 shares of its common stock expiring February 29, 2008, exercisable at $5.00 per share and vesting upon issuance. The fair value of this warrant has been credited to additional paid-in capital and treated as debt discount related to the promissory note, and was amortized to interest expense over the term of the note. The fair value of the warrant, determined using the Black-Scholes option-pricing model, exceeded the amount of the promissory note. Therefore, its valuation was limited to $125,000. For the year ended June 30, 2006, $125,000 of the debt discount was amortized and is included in interest expense for the period. The loan was repaid on April 21, 2006 in the amount of $150,000. At June 30, 2006 and 2007, the accompanying consolidated balance sheet includes a receivable of $25,000 for the amount repaid in excess of the principal. This overpayment was applied against a portion of the funds due this related party as part of the Greenberg Settlement Agreement—see Note 15—Subsequent Events.

f. Effective September 30, 2007 the Company negotiated the termination of Ms. Greenberg’s five year employment with the Company, in which all of the Company’s obligations under the employment agreement were concluded, as well as the termination of a consulting agreement with Ms. Greenberg’s spouse, in which JD Keith LLC, the spouse’s consulting firm, was to be paid $10,000 per month for five years as well as commissions and other compensation. Instead, the Company entered into a non-compete and non-solicitation agreement with the Greenbergs. Among other things, the Greenbergs agreed to a five year non-compete with the Company; the Company will pay JD Keith LLC approximately $320,000 for the first two years of the five year non-compete agreement after which all payments from the Company to the Greenbergs cease.

g. In June 2007, the Company received the proceeds from $1,000,000 in securities (“Mezzanine Loan”) from various investors (“Investors”). These securities are classified as liabilities in the financial statements since the Company may repay the Investors as described below. The securities gave the Investors an aggregate 25% share of a newly formed entity, CFWH Mezzanine, LLC (“Mezzanine”). Mezzanine will operate a Hyperbaric and Wound Care facility at each of 10 new hospitals which are to be determined by the Company. The Company will contribute the hospital contracts for these 10 facilities, will manage Mezzanine and will pay any net profits to Mezzanine, of which the Investors will receive a 25% share.

The Investors’ shares in Mezzanine can be redeemed by the Company if the Company pays the Investors 125% of the original subscription price within 180 days from the signing of the agreement, or pays 130% of the original subscription price within 210 days, or pays 150% of the original subscription price within 270 days, or 200% of the original subscription price within one year. If the Company does not redeem the interest in Mezzanine within one year, the Company loses the right to redeem the Investors interest in Mezzanine, and no money is due to the Investors. The Investors have the option to convert their interest in Mezzanine to shares of the Company’s stock at a conversion rate of $2.00 invested per share, or 500,000 shares, for a two year period expiring in June 2009. After the closing on the Bison Note, the Company retired the Mezzanine Loan.

Note 11—8% Secured Convertible Debenture

On April 7, 2006, the Company received $5,500,000 in gross proceeds ($4,912,500 after placement agent fees and other offering costs, plus an additional 150,000 common shares issued to the placement agent), in exchange for its secured convertible debenture issued to DKR Sound Shore Oasis Holding Fund Ltd. ($5.1 million) and Harborview Master Fund LP ($0.4 million), together the “Bondholders”. The debenture was originally on due April 7, 2007. As provided in the agreement, the due date was extended to September 7, 2007 since the shares underlying the Oasis warrants were not registered. The debenture is convertible at the option of the Bondholders into common shares at $3 per common share (subject to adjustment) at any time and in any amount prior to maturity. However, the debenture is subordinated to the Signature Bank line of credit. This debenture bears interest at 8% per annum, payable in cash or in common shares at the conversion price (subject to certain eligibility requirements). $2,000,000 of the proceeds of the debenture was paid to the Majority Members as partial consideration for the simultaneous acquisitions of the Twelve LLCs previously discussed.

If the Company fails to meet EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) targets as specified under the debenture the conversion price of the debentures is adjusted downward. As of June 30, 2006 the conversion price of each class of Debentures was automatically reduced by $.50 per share to $2.50; however, the conversion price cannot be less than $2.00 per share. Through June 30, 2007, these targets were not met and the conversion price was reduced to $2.00. Among other conditions, the Company was required to file a registration statement covering the common shares issuable in the event of conversion of the debenture into common shares and for common shares issuable upon exercise of the Oasis warrants.

In addition, each Bondholder received a series of five year common stock purchase warrants with exercise prices ranging from $4.00 to $5.00 per share (subject to adjustment downward upon the occurrence of certain specified events) for an aggregate of 2,750,000 common shares. Since the Company failed to file a registration statement by April 7, 2007, the holders of the warrants received the option to exercise the warrants on a “cashless” basis. Of these warrants, 916,667, exercisable at $4.00 per common share, were exercisable on their 11 month anniversary of issuance and are callable at the option of the Company until exercisable. Since the Company did not exercise its call right, the due date of the convertible debenture was extended to September 7, 2007. All other warrants are immediately exercisable.

Because the senior convertible debentures were immediately convertible, and can be converted at a price on the date of sale ($3.00 per share), which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500,000. Consequently, $2,108,240 was allocated to the beneficial conversion feature, and $3,391,760 to the warrants, using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of June 30, 2006 were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. As of June 30, 2006 the remaining unamortized discount of $842,863 was reflected as a reduction of the senior convertible note. In 2007, this amount was amortized to expense to the un-extended maturity date of the senior convertible debenture of April 7, 2007.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each Bondholder for each month the Registration Statement is not filed up to a maximum of 9% per Bondholder. The maximum damages amount to $495,000. As of June 30, 2007 and 2006, the Company recorded an accrual for damages amounting to $495,000 and $82,500, respectively. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised by Oasis.

On February 28, 2007 Oasis issued a Default Notice to the Company because of the Company’s failure to timely file this annual report on Form 10KSB, the cessation of the Company’s securities being listed or quoted on the Over-the-Counter Bulletin Board of the NASD, and the Company’s failure to file a Registration Statement within 60 days of the Registration Rights Agreement. On March 1, 2007, Signature Bank issued a “blocking letter” that, among other things, precluded the debenture holders exercising any of the remedies as provided for as provided for in the Debenture Agreement. On May 29, 2007 the Company, its debenture holders and Signature Bank negotiated a restructuring of the Company’s senior secured loan and the secured debentures. Among other modifications, the debenture holders withdrew their default notice and all alleged defaults under both agreements were waived.

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 29, 2007 by $504,778 and the $495,000 in damages referred to in the second preceding paragraph. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt required a $1,000,000 payment to the bondholders on June 21, 2007 of which $800,000 is a principal reduction and $200,000 is a “consent fee” to restructure the debentures; this payment was made on June 20, 2007. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration will be charged to operations as additional interest from the restructure date to December 31, 2007, the initial maturity date of the debentures. On the initial maturity date, the Company had the option to repay the outstanding principal and accrued interest thereon, or it may extend the maturity to March 31, 2008 if it has paid an additional $1,200,000 in principal payments and an additional consent fee of $300,000.

On December 21, 2007 the Company and the Bondholders agreed to extend until January 31, 2008 the date by which the Company had to make the $1,500,000 payment. The Company exercised this maturity extension option on January 25, 2008 and the remaining outstanding principal, accrued interest and the additional consideration of $1,650,000 was paid in full on March 31, 2008.

Note 12—Income taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The Company has a tax operating loss carry-forward of $449,000 at June 30, 2007 which expires in 2027.

The components of the net deferred tax asset (liability) at June 30, 2007 and 2006 consist of the following:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$1,035,000	$—
Property assets	80,000	(18,000)
Intangibles	472,000	(43,000)
Accrued expenses	371,000	—
Stock option compensation	1,315,000	218,200

Net operating loss	153,000	—
Total deferred tax asset	3,426,000	157,200

Deferred tax liabilities:
Accounts receivable	—	(1,252,200)
Property assets	—	—
Intangibles	—	—

Total deferred tax liability	—	(1,252,200)
Total deferred asset (liability)	3,426,000	(1,095,000)

Less valuation allowance	(3,426,000)	—

Net deferred assets (liabilities)	$—	$(1,095,000)

The provision (benefit) for income taxes is comprised of the following:

	For the Year Ended June 30, 2007	For the Year Ended June 30, 2006
Current:
Federal	$(832,388)	$669,827
State	475,877	152,000

	(356,511)	821,827

Deferred:
Federal	(872,281)	(1,096,016)
State	(222,703)	(223,000)

	(1,094,984)	(1,319,016)

Net provision (benefit)	$(1,451,495)	$(497,189)

A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Year Ended June 30, 2007	For the Year Ended June 30, 2006
Computed tax benefit	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	(4.7)%	2.9%
Minority interest	0.9%	3.3%
Non deductible interest expense	3.1%	33.8%
Tax effect on income reported by members	—	(17.8)%
Other	0.2%	2.4%
Utilization of net operating loss (NOL)	—	(0.5)%
NOL valuation reserve	21.6%	—

Total tax benefit	(12.9)%	(9.9)%

At June 30, 2007 a valuation allowance equal to the deferred tax asset of $3,426,000 was provided because it was more likely than not that the deferred asset would not be realized.

Note 13—Defined Contribution Plan

The Company maintains a defined 401(k) Contribution Plan which all employees, over the age of 21, are eligible to participate in after six months of employment. The Company does not match employee contributions. Currently there are thirteen employees who are enrolled in this program. The 401(k) Contribution Plan is administered by a third party administrator at an annual cost of $1,325.

Note 14—Commitments and Contingencies

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

The long term employment agreements were for terms commencing April 1, 2006 and terminating April, 2011. The arrangements for Dr. Forman and Dr. Capotorto provided for aggregate salaries of $50,000 per month. Ms. Greenberg provided for a salary of $15,000 per month. The agreements provide for participation in the Company paid health insurance, life and disability insurance plans, a 401(k) plan, stock option plan, incentive compensation and stock purchase plans and similar plans as may now exist or as may be adopted by the Company in the future. Each employee is to be provided with additional perquisites at an annual cost of not in excess of $25,000. These agreements provide for certain additional compensation in the event of a change in control or other termination not for cause. Ms. Greenberg’s employment with the Company, and all contractual obligations to her, ceased effective September 30, 2007.

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

c. In May 2006, the Company entered into a three year agreement with Paul Toomey, in which Mr. Toomey will receive a base salary of $200,000 per annum, a sign on bonus of $50,000, receive an annual guarantee bonus of $50,000, a $500 monthly car allowance, 150,000 options to purchase common stock at $5.00 per share (50,000 options will vest two years from date of agreement; 100,000 will vest upon the Company having an EBITA of $14,000,000) and other executive benefits consistent with the Company’s personnel policies. The agreement provides for certain additional compensation in the event of a change in control or other termination not for cause.

d. In August 2006, the Company entered into an agreement with its former CFO, Donald T. Kelly, which terminated upon his resignation on February 13, 2007.

e. On January 3, 2007, Andrew G. Barnett was appointed by the Board of Directors of CFWH as Chief Executive Officer, effective January 19, 2007. Mr. Barnett, pursuant to the terms and condition of his three year employment agreement, will receive a base salary of $320,000 per annum, 1,000,000 ten year options to purchase common stock of CFWH at $3.10 per share (such options will vest incrementally based on time and performance criteria), incentive awards, and standard benefits. Effective February 13, 2007, Mr. Barnett assumed the chief financial officer title and role in addition to his role as the Company’s chief executive officer.

f. In March 2006, CFWH entered into a six month consulting agreement expiring September 30, 2006 for financial and accounting services requiring minimum payments of $10,000 with a maximum of $15,000 per month, predicated upon hours of service and the issuance of a five year option to purchase 50,000 shares of common stock at $4.00 per share, vesting ratably over the six-month period of service. The fair value of the options utilizing the Black-Scholes option pricing model is $161,977, which is being charged to operations over the term of the agreement.

g. The Company entered into a five year sales representative agreement with an entity owned by a shareholders’ spouse, as of December 7, 2006. The sales representative is to receive $10,000 per month plus a commission for serving as one of the Company’s non-exclusive representatives for introducing the Company to potential clients for the purpose of the Company establishing a business relationship. The representative will also receive a commission payment, as determined in the agreement, for each successful business relationship introduced. In September 2007, this agreement was terminated and replaced with a five-year non-compete agreement.

h. Minimum payments under non-cancelable operating lease obligations for office space at June 30, 2007 are as follows:

Year Ending June 30,
2008	$194,710
2009	194,710
2010	194,710
2011	200,437
2012	107,654
Thereafter	439,585

Rent expense under all operating leases in fiscal year ended June 30, 2007 was $234,440 and $228,983 in 2006. Included in rent expense for 2006 is a termination fee of $72,750, representing the costs to terminate the lease for the Company’s former corporate headquarters earlier then the contract date. The Company surrendered its security deposit and paid $60,750 in cash in fiscal 2007 to effect this termination.

i. Effective August 8, 2007 the Company entered into an agreement with Med-Air Consultants, Inc. (“Med-Air”) whereby the Company terminated several joint venture and consulting agreements with Med-Air. The key elements of this agreement includes the Company’s purchase of the 51% of the Raritan Bay LLC and 40% of Bayonne LLC owned by Med-Air, the elimination of Med-Air’s right to participate in a certain number of wound care and hyperbaric treatment centers the Company anticipates opening over several years, the elimination of fees associated with treatments at three of the Company treatment centers, and Med-Air’s covenant not to compete with or solicit employees of the Company. The purchase price paid by the Company was 300,000 shares of the Company’s common stock, whose fair value at the date of issuance was $825,000, a non-interest bearing 36 month note of $1,655,000—net of 9% imputed interest of $239,000, and its interest in Southampton LLC. The purchase price note also includes all amounts due under capital leases for six chambers, approximately $233,000 at June 30, 2007, and the option to acquire the chambers for $1 each.

j. The Company has signed agreements to open and manage ten (10) additional hyperbaric centers in Fiscal 2008 at an estimated total cost, exclusive of leased chambers, of approximately $2,400,000.

k. In September 2006, the Company entered into an independent contractor agreement with AMT, LLC and Boyer Marketing Associates, Inc. (collectively the “Representative”) to serve as the Company’s non-exclusive business development representative for several geographic regions of the country through April 30, 2009. The Representatives are paid a base compensation and an incentive predicated on the opening of new wound care and hyperbaric treatment centers that the Representative has identified and with whom the Company enters into contractual relationships.

l. Effective September 30, 2007 the Company negotiated the termination of Ms. Greenberg’s five year employment with the Company, in which all of the Company’s obligations under the employment agreement were concluded, as well as the termination of a consulting agreement with Ms. Greenberg’s spouse, in which JD Keith LLC, the spouse’s consulting firm, was to be paid $10,000 per month for five years as well as commissions and other compensation. Instead, the Company entered into a five year non-compete and non-solicitation agreement with the Greenbergs. Among other things, the Greenbergs agreed to a five year non-compete with the Company; the Company will pay total compensation to the Greenbergs of approximately $320,000 for each of the first two years of the five-year non-compete agreement after which point all payments from the Company to the Greenbergs cease.

m. The Company negotiated the termination of a consulting agreement in August 2007 with a firm in which the Company agreed to pay $45,000 and options to purchase 50,000 shares of the Company’s stock at $3.00 per share. The fair value of the options utilizing the Black-Scholes option pricing model of $266,913 as well as the $45,000 cash payment was charged to operations in 2007 and the liability is included in accrued expenses at June 30, 2007.

n. Effective December 31, 2007 the Company negotiated the termination of several joint venture and consulting agreements with Warantz Healthcare and related parties in which the Company acquired, for $275,000 and 30,000 restricted shares of common stock, the 40% share of the Modern Medical hospital contract that it did not own; the termination of a joint venture for two stand-alone healthcare facilities, for total cash consideration of $96,000; and the elimination of its joint venture participation in a potential hospital-based healthcare facility that the Company believes may compete with an existing wound care and hyperbaric treatment center. Payment requirements for these negotiated agreements range from six to 33 months.

O. In October 2007, Advantedge Healthcare Solutions filed a complaint against The Center for Wound Healing I, LLC, a subsidiary of the Company, in the Superior Court of New Jersey Law Division: Middlesex County, alleging breach of contract with respect to a software license agreement. The lawsuit seeks money damages and attorneys’ fees totaling approximately $600,000. In December 2007, we filed an answer denying the claims raised by Advantedge, raising various affirmative defenses, and noting that Advantedge’s claims are subject to arbitration pursuant to the terms of the underlying agreement. We are in the process of reviewing and investigating the claim to determine its merits. However, a judgment in Advantedge’s favor of the amount sought would constitute a default under our outstanding credit facility and debentures if not stayed, vacated, discharged, bonded or set aside within 30 or 45 days, respectively, from the date the judgment was obtained.

p. On February 19, 2008 Alan M. Dietzek filed a complaint against The Center for Wound Healing, Inc. in the Supreme Court of the State of New York County of Kings. The plaintiff seeks damages of at least $250,000 for non-payment of certain finder’s fees and/or unjust enrichment. The Company denies that any contract existed.

Note 15—Subsequent Events

In July 2007, the new management team completed the first phase of its performance review of the Company’s operations and determined that several partnerships and joint ventures were not generating sufficient earnings to meet the Company’s continued participation. The Company and its partners agreed that the Company would terminate its relationship with these entities and, accordingly, $759,629 was charged to operations in the quarter ended December 31, 2006 as a loss on abandonment.

In August 2007, the Company finalized an agreement to acquire the 51% of the Raritan Bay LLC and 40% of Bayonne LLC that it heretofore did not own from two minority members and to terminate the joint venture, consulting and capital lease agreements with an affiliate of these minority members. The minority members also entered into a covenant not to compete. The purchase price paid by the Company was 300,000 shares of the Company’s common stock, which had a fair value at the date of issuance of $825,000, a non-interest bearing 36 month note of $1,655,000—net of 9% imputed interest of $239,000, and transferred the Company’s interest in Southampton LLC. The purchase price note also includes all amounts due under capital leases for six chambers, approximately $233,000 at June 30, 2007, and the option to acquire the chambers for $1 each.

Effective September 30, 2007 the Company negotiated the termination of Ms. Greenberg’s five year employment with the Company, in which all of the Company’s obligations under the employment agreement were concluded, as well as the termination of a consulting agreement with Ms. Greenberg’s spouse, in which JD Keith LLC, the spouse’s consulting firm, was to be paid $10,000 per month for five years as well as commissions and other compensation. Both Ms. Greenberg’s employment agreement and her spouse’s consulting agreement were replaced by a non-compete and non-solicitation agreement with the Greenbergs. The Company will pay JD Keith LLC approximately $320,000 for the first two years of the five year non-compete agreement after which all payments from the Company to the Greenbergs cease.

As part of her settlement agreement, Ms. Greenberg, along with Keith Greenberg, JD Keith LLC, and Braintree Properties, LLC, agreed to pay the entire principal amount of $180,000, without interest, owing under the promissory note dated September 21, 2007 no later than September 21, 2010. However, the principal amount of this promissory note will be reduced by $60,000 each time we open a hyperbaric and wound care center specified in the settlement agreement to which Ms. Greenberg is a party, such that if three such centers are opened prior to the maturity of the promissory note, there shall be no principal amount owing under the promissory note. If Ms. Greenberg or another party to the promissory note fails to make payments required under the promissory note when such payments are due, such non-payments will constitute a default, and the principal amount owing under the promissory note will accrue with an interest at the rate of 12% per year.

In October 2007, management continued its performance review of the Company’s operations and determined that its contract with Interfaith Hospital, which was acquired as part of the Far Rockaway acquisition was of no value to the Company. The value of the contract, $1.1 million and the leasehold improvements of $63,400 were written off and charged to operations in the fourth quarter of 2007. In addition, approximately $180,000 of leasehold improvements at two other hospitals, Warminster and Mercy Nanticoke were also written off and charged to operations in the fourth quarter of 2007.

In January 2008, the Company completed a $1.6 million private placement of Series A-1 and A-2 preferred stock. Of this amount, $1 million was invested in the Series A-1 preferred stock and $0.6 million was invested in the Series A-2 preferred stock. The Series A-1 preferred stock provides the investors with a cash return that increases over time. The Series A-2 preferred stock provides the investors with warrants equal to 50 percent of the amount of the investment in the Series A-2 preferred stock; the warrants have an exercise price of $2.00 per share. The proceeds of this private placement were used to pay $1.5 million to the senior convertible debentures of which $1.2 million was applied to principal retirement and $0.3 million was in the form of a consent fee. The balance of $0.1 million of the proceeds was used for working capital.

The Company retired the entire $1.6 million preferred stock private placement from the proceeds of the $20 million private placement concluded March 31, 2008. The Series A – 1 investors received a 20 percent cash return on their investment and the Series A – 2 investors received 300,000 warrants with the exception of the interest due to the corporate officers and directors of $0.1 million, which was required to be placed in an escrow account to be held by Bison. Upon the Company meeting the payoff conditions as defined in the Bison Note, the funds will be released.

Effective March 31, 2008, Mr. Barnett’s employment agreement was modified in several respects including an extension to 2011; an increase in his base compensation to $375,000; the provision of bonus payments, which are a function of the achievement of defined performance goals; the reset to fair market value of the exercise price of the options granted to Mr. Barnett; and the granting of an additional 750,000 options at fair market value that vest when and if the Company achieves defined annual performance criteria.

On March 31, 2008 the Company completed a $20 million senior secured subordinated financing agreement with Bison Capital (“Bison”) (the “Bison Note”). The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.8 million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest; the aforementioned Series A-1 and Series A-2 Preferred Stock; and certain extended accounts payable. Additionally, $3.3 million of the proceeds has been applied to the revolving credit facility and is available for working capital purposes.

The financial terms of the Bison Note are summarized as follows:

•	The Note is a five year note maturing March 31, 2013.

•

Interest is payable in cash at 12% per annum plus 6% payment in kind (“PIK”). After certain payoff conditions are met, as defined in the Bison Note, the Scheduled Interest is payable in cash at the rate of 12% per annum plus 3% PIK per annum. If no defaults exist, and the Company has met the payoff conditions, the Company has the option of deferring the scheduled payment of interest at the Scheduled Cash Interest Rate for up to 12 months ending on October 31, 2009. This accrued interest would be added to the outstanding principal of the Note.

•

Principal amortization begins on the second anniversary of the Note and the amortization payment is $2.5 million per year until the fifth year at which point the Company is obligated to retire in full the balance of the outstanding principal.

•

Bison Capital also received warrants equal to 20% of the fully diluted common stock of the Company. The Company has the opportunity to extinguish a certain number of these warrants based upon its achievement of EBITDA and leverage thresholds. The warrants, which are calculated to be 7,080,363 at March 31, 2008, are exercisable at $5.00 per share, have a seven year life and carry standard anti-dilution and registration rights provisions. The Note carries certain EBITDA and leverage ratio covenants, limitations on maximum allowable debt with Signature and other credit parties, limitations on capital expenditures, and limitations on investments and acquisitions.

•	The debt is subordinated to Signature Bank.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

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

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In 2007 the Company began to correct these deficiencies.

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

ITEM 8B.	Other Information:

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

Our directors, executive officers and control persons their respective ages as of April 2, 2008 are as follows:

Name	Age	Position
Current Officers and Directors:
Andrew G. Barnett	53	CEO, CFO, Secretary
David Walz	48	President, Treasurer
John Capotorto, MD	47	Director
David H. Meyrowitz	60	Director
Paul Basmajian	48	Director
John DeNobile	35	Director
Dr. Phillip Forman	49	Director

Business Experience of Current Officers and Directors:

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

Andrew G. Barnett has been our Chief Executive Officer since January 19, 2007, our Chief Financial officer since February 13, 2007 and is also our Corporate Secretary. From January 1, 2001 through January 2007, Andrew G. Barnett was a principal of Morris Anderson & Associates, Ltd., a financial and management consulting firm. Mr. Barnett brings extensive expertise in the development and implementation of strategic plans, and operational and financial strategies. Mr. Barnett has served in advisory and senior management capacities as CEO, COO, and CFO to both publicly and privately held companies. Mr. Barnett has acted in such capacities in many companies including a $1 billion tobacco and HBA distributor, a $100 million outdoor security lighting company, a $150 million periodicals agency, a $90 million consumer products company, a $100 million financial services company, a $100 million industrial parts distributor, and a $50 million professional services firm. Mr. Barnett has served a broad range of clients with operations throughout the United States as well as in Europe, the Middle East and Asia. Industry experience includes retail, manufacturing, consumer products, publishing, financial services, wholesale distribution and professional services.

David J. Walz was named President on September 27, 2006, and is also our Treasurer. Mr. Walz joined the predecessor company in November 2003 as Executive Vice President and Chief Operating Officer. Mr. Walz is an executive with over twenty-one years of experience in hospital operations, financial management, business development and strategic planning within complex healthcare organizations. From November 2000 to September 2003, Mr. Walz was Executive Director/Vice President of Operations at St. John’s Queens Hospital, a teaching division of Saint Vincent’s Catholic Medical Centers in New York, where he was responsible for the day-to-day operations. Prior to this role, Mr. Walz held various positions in finance, including director of finance for a four-hospital system. Mr. Walz has a Bachelors degree in Finance, Banking and Investments and also holds a Master Degree in Healthcare Administration. Mr. Walz is a Fellow (“FHFMA”) and a Certified Managed Care Professional (“CMCP”) in the Healthcare Financial Management Association.

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

FISCAL 2007 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended June 30, 2007. The Named Executive Officers are the Company’s current Chief Executive Officer and two other most highly compensated executive officers that were still employees of the Company on June 30, 2007. In accordance with SEC rules, the Named Executive Officers also include the former Chief Executive Officer and one other person who was an executive officer during fiscal year 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Andrew G. Barnett (2) Chief Executive Officer and Chief Financial Officer	2007	$136,615	—	—	$1,338,045	—	$6,600	(3)	$1,481,260

David J. Walz (4) President	2007	218,469	$50,000	—	204,172	—	9,600	(3)	482,241

Elise Greenberg (5) Former Senior Vice President— Human Resources	2007	180,000	—	—	—	—	25,000	(3)	205,000

Phillip Forman, M.D. (6) Former Chief Executive Officer	2007	300,000	—	—	—	—	25,000	(3)	325,000

Paul Toomey (7) Regional Director and Former Chief Operating Officer	2007	250,000	50,736	—	151,788	—	6,000	(3)	458,524

(1)	The values for option awards in this column represent the cost recognized for financial statement reporting purposes for fiscal year 2007, in accordance with FAS 123R. However, pursuant to SEC rules these values are not reduced by an estimate for the probability of forfeiture. The assumptions used to value these awards can be found in Note 3 to the financial statements in this Form 10-K.

(2)	Mr. Barnett entered into an employment agreement on January 3, 2007, with an effective date of January 19, 2007, to serve as Chief Executive Officer. Mr. Barnett assumed the role of Chief Financial Officer on February 13, 2007.

(3)	We reimbursed automobile expenses for Messrs. Barnett and Walz, Ms. Greenberg, Dr. Forman and Mr. Toomey in the amounts of $6,600, $9,600, $25,000, $25,000 and $6,000, respectively.

(4)	Mr. Walz was appointed as our president on September 27, 2006.

(5)	Pursuant to a settlement agreement, Ms. Greenberg’s employment agreement was terminated as of September 30, 2007.

(6)	Dr. Forman resigned as our Chief Executive Officer effective January 3, 2007, but continues to serve on the board of directors. The compensation to Dr. Forman for his service as our former Chief Executive Officer is included in this table. The compensation for his service as director is included in the Director Compensation table below.

(7)	Mr. Toomey resigned as Chief Operating Officer effective January 19, 2007, but continues as a regional director.

Employment Agreements

Employment Agreement for Andrew G. Barnett

On January 3, 2007, we entered into an employment agreement with Andrew G. Barnett, pursuant to which Mr. Barnett agreed to serve as our Chief Executive Officer. The initial term of the agreement is three years, commencing January 19, 2007 and ending on December 31, 2009, and shall be automatically renewed for an additional 12 months provided that we achieve an EBITDA of $5 million during the first six months of calendar year 2009.

Under the terms of the agreement, Mr. Barnett will receive an annual base salary of $320,000, which salary will be reviewed annually by the board of directors. In addition, Mr. Barnett will be eligible to earn (1) a one-time cash bonus of $75,000 if our current accounting system is successfully upgraded such that timely reporting of our financial performance is achieved on or before June 30, 2007 (the “Accounting Bonus”); (2) a one-time cash bonus of $50,000 if we achieve annualized EBITDA of $6.7 million during any financial quarter on or prior to December 31, 2007 (the “Initial Performance Bonus”); and (3) an annual cash performance bonus, the amount of which will be set by the board of directors, but which amount will not be less than 25% of Mr. Barnett’s base salary. Mr. Barnett is also eligible for all employee benefits made available generally to other senior executive officers, including participation in medical and life insurance programs and profit sharing plans, and is entitled to reimbursement for automobile expenses, provided such expenses do not exceed $14,400 per year and $3,000 per month. If Mr. Barnett is subject to an excise tax under the Internal Revenue Code of 1986, as amended, he will be entitled to a gross-up payment.

In addition to the compensation set forth above, Mr. Barnett will be granted the option to purchase 1,000,000 shares of our common stock pursuant to our Kevcorp Services, Inc. 2006 Stock Option Plan. Mr. Barnett’s option will vest with respect to 600,000 shares of stock as follows: 250,000 shares will vest on the date of grant; 150,000 shares will vest on the first anniversary of the date of grant; 100,000 shares will vest on the second anniversary of the date of grant; and 100,000 shares will vest on the third anniversary of the date of grant, provided for each vestment that Mr. Barnett has remained continuously employed by us during those terms. Mr. Barnett will vest in his option to purchase the remaining 400,000 shares of stock if we meet certain financial targets during fiscal year 2007 as set forth in his agreement. The exercise price for all options will be $3.10. Mr. Barnett’s options will vest immediately upon a change of control as defined below. Mr. Barnett’s option to purchase such shares of our common stock will remain outstanding for 10 years following the date of its grant.

The agreement provides that we may terminate Mr. Barnett for cause at any time upon written notice. For purposes of the agreement, cause means any of the following: (1) Mr. Barnett’s material breach of the agreement, breach of fiduciary duty having a material adverse impact on our Company, material breach of our employment policies applicable to him, or refusal to follow the lawful directives of our board of directors that is not corrected (to the extent correctable) within 10 days after delivery of written notice to Mr. Barnett with respect to such breach; (2) Mr. Barnett’s breach of a fiduciary duty to us, material breach of our employment policies applicable to him, refusal to follow the lawful directives of our board of directors, or repeated breach of the same provision of the agreement, each on more than two occasions, regardless of whether such breach has been or may be corrected; (3) Mr. Barnett’s indictment for or conviction of a felony or any crime involving fraud; (4) Mr. Barnett’s misappropriation of our funds or material property; or (5) Mr. Barnett’s material dishonesty, disloyalty or willful misconduct. In addition, we may terminate Mr. Barnett’s employment without cause upon 30 days’ prior written notice.

Pursuant to the agreement, Mr. Barnett may terminate his employment for good reason at any time upon written notice to us. Mr. Barnett may also terminate his employment without good reason upon 45 days’ prior written notice. For purposes of the agreement, good reason means the occurrence of: (1) a material change in Mr. Barnett’s duties, reporting responsibilities, titles or elected or appointed offices as in effect immediately prior to the effective date of such change; (2) any reduction or failure to pay when due any compensation to which Mr. Barnett is entitled; (3) our breach of any material provisions of the agreement; (4) the relocation of our corporate offices more than 100 miles away from Mr. Barnett’s current residence; or (5) us hiring, retaining or promoting any employee or consultant whose base salary is or becomes greater than Mr. Barnett’s base salary. In addition, Mr. Barnett may terminate his employment within 60 days of a change of control, defined to occur at such time as (1) any person is or becomes the beneficial owner of securities representing 45% or more of the combined voting power for election of directors of our then outstanding securities, subject to certain exceptions; (2) during any period of two years or less, individuals who at the beginning of such period constitute the board of directors cease to constitute at least a majority of the board of directors; (3) the consummation of a sale or disposition of 50% or more of our assets or business; or (4) the consummation of any reorganization, merger, consolidation or share exchange, subject to certain exceptions.

If we terminate Mr. Barnett’s employment without cause or if Mr. Barnett terminates his employment for good reason, then Mr. Barnett is entitled to: (1) his then-existing base salary through the end of the term of the agreement, or for 24 months, whichever is longer; (2) the full amount of the Accounting Bonus, regardless of whether such bonus has previously been earned; (3) the full amount of the Initial Performance Bonus; and (4) a pro-rata amount of any annual bonus for which he is eligible. In addition, any unvested stock options to which Mr. Barnett may have been entitled will immediately vest. If we terminate Mr. Barnett’s employment pursuant to a change of control, Mr. Barnett will be entitled to receive the payments described above, as well as a cash payment of $640,000 if the average price per-share sale price resulting in the change of control is less than (1) $6.50 per share in 2007 or (2) $7.50 in 2008 or thereafter.

Mr. Barnett may not disclose any confidential information about us, including our financial condition, our products and services, and information concerning the identity of individuals affiliated with us, during the term of his employment and for a period of five years thereafter.

Mr. Barnett agrees not to manage, operate, participate in, be employed by or perform consulting services for our competitors listed in the employment agreement during the term of his employment, and during any period which he is receiving the continuation payments from us as described above. During this period, Mr. Barnett agrees to abstain from soliciting any individual, partnership, corporation, association, or entity who, within the 36 month period prior to Mr. Barnett’s termination of employment, contracted with us, and to abstain from soliciting any of our employees, agents or contractors.

To the fullest extent permitted by law, we agree to indemnify Mr. Barnett pursuant to our standard indemnification agreement and by any directors’ and officers’ liability insurance we maintain. We also agree to maintain directors’ and officers’ liability insurance in appropriate amounts for the benefit of Mr. Barnett throughout the term of his employment with us, and for a period of three years thereafter.

Effective March 31, 2008 Mr. Barnett’s employment agreement was modified in several respects including an extension to 2011; an increase in his base compensation to $375,000; the provision of bonus payments, which are a function of the achievement of defined performance goals; the reset to fair market value of the exercise price of the options granted to Mr. Barnett; and the granting of an additional 750,000 options at fair market value that vest when and if the Company achieves defined annual performance criteria.

Employment Agreements for Phillip Forman, John Capotorto and Elise Greenberg

On December 1, 2005, our predecessor, American Hyperbaric, Inc., entered into short-term and long-term employment agreements with Dr. Phillip Forman and Dr. John Capotorto pursuant to which Dr. Forman agreed to serve as our Chief Executive Officer and Dr. Capotorto agreed to serve as our Chairman and Medical Director. The term of the short-term agreements was four months, commencing on December 1, 2005 and ending on April 1, 2006. The term of the long-term agreements is five years, commencing on April 1, 2006 and ending on April 1, 2011. Both the short-term and long-term agreements are subject to earlier termination. As of January 3, 2007, Dr. Forman resigned as our Chief Executive Officer, although he remains a member of our board of directors.

Also on December 1, 2005, our predecessor American Hyperbaric, Inc. entered into an employment agreement with Elise Greenberg, pursuant to which Ms. Greenberg agreed to serve as our Senior Vice President —Human Resources. The term of her agreement is five years, commencing on April 1, 2006 and ending April 1, 2011. Pursuant to a settlement agreement with us, Ms. Greenberg’s employment was terminated as of September 30, 2007. The terms of the settlement agreement are discussed below.

Under the terms of the agreements, Doctors Forman and Capotorto received a base salary at the rate of $150,000 per year during the term of the short-term agreements, and will receive $300,000 per year during the term of the long-term agreements. Ms. Greenberg received a base salary at the rate of $180,000 per year pursuant to the terms of her employment agreement. For each employee, the base rate will increase by a minimum of $10,000 per year, in addition to such other amounts as our board of directors may determine in its discretion. In addition, Doctors Forman and Capotorto and Ms. Greenberg are eligible for all employee benefits made available generally to other senior executive officers, including participation in medical and life insurance programs and profit sharing plans, and may lease or purchase an automobile at our expense, provided such purchase or lease does not exceed $25,000 per year.

The agreements provide that we may terminate the employment of Doctors Forman and Capotorto and Ms. Greenberg for cause upon 15 days’ written notice. For the purpose of the agreements, cause means (1) conviction for fraud or a felony; (2) embezzlement; (3) willful and continued material failure to perform the duties and services required under the employment agreements for a continued period of 45 days following written notice thereof from us; or (4) the employee voluntarily leaving our employ other than for good reason. The employment agreements also provide that we may terminate the employment of Dr. Forman or Dr. Capotorto and Ms. Greenberg without cause, upon 30 days’ prior written notice to that employee. In addition, Dr. Forman or Dr. Capotorto and Ms. Greenberg may terminate his or her own employment, upon prior written notice to us, for good reason. For the purpose of the agreements, good reason means (1) a material adverse change in the employee’s title, responsibilities or assignment of duties inconsistent with, or adverse to, his current duties; (2) any failure by us to comply with the terms of the employment agreements; (3) any requirement by us that the employee’s office be located more than 15 miles from his or her current office; (4) any requirement that the employee travel in connection with his duties to any location located more than 15 miles from his or her current office location; or (5) 30 days following a material breach by us of our obligations under the employment agreements that is not cured within 15 days following receipt of written notice from the employee specifying such breach.

Upon a change of control of our Company, if (1) an employee is terminated by us at any time subsequent to a change of control, other than for cause; or (2) an employee voluntarily terminates such employment within one 180 subsequent to a change of control, then, in addition to any other amounts we may be obligated to pay that employee, we agree to pay to the employee within 10 days after such termination a lump sum payment in cash in an amount equal to 2.99 times the employee’s base salary. For purposes of the employment agreements, a change of control occurs if (1) any person or group of persons becomes the beneficial owner of more than 35% of our outstanding voting securities; or (2) when individuals who are members of the board of directors at any one time shall, within a period of 13 months thereafter, cease to constitute a majority of the board of directors except where such change is approved by a majority of such members of the board of directors who both are then serving as such and were serving as such at the beginning of the period.

Each of Doctors Forman and Capotorto and Ms. Greenberg is bound by a nondisclosure of confidential information provision included in the employment agreements, pursuant to which they may not disclose any confidential information about us, including our financial condition, our products and services, and information concerning the identity of individuals affiliated with us, during the term of his employment and for a period of five years thereafter. In addition, Doctors Forman and Capotorto and Ms. Greenberg agree to abide by the provisions of the covenants not to compete found in the employment agreements, pursuant to which they agree, during the period of employment with us and for a period of three years thereafter, not to engage as, among other things, an officer, director, employee, shareholder (other than ownership of less than 5% of the issued and outstanding stock of a public company) or consultant for any entity which is engaged in providing services in competition with our business.

Under the terms of the employment agreements, we agree to indemnify Dr. Forman, Dr. Capotorto and Ms. Greenberg to the maximum extent permitted by law against all claims, judgments, fines, penalties, liabilities, losses, costs and expenses (including reasonable attorneys’ fees) arising from their position as executive officers, or from acts or omissions made in the course of performing their duties for us. However, such indemnity does not apply to acts or omissions which constitute willful misconduct, gross negligence, or which resulted in an improper personal benefit for the employee. In addition, we agree to maintain directors’ and officers’ liability insurance on behalf of the employees.

Settlement Agreement with Elise Greenberg

On September 21, 2007, we entered into a settlement agreement with Ms. Greenberg, pursuant to which her employment agreement was deemed to terminate effective as of September 30, 2007. Under the terms of the settlement agreement, Ms. Greenberg agreed to release and waive any present or future claims against us, our shareholders, directors, officers, employees or affiliates related to her employment with us. In addition, Ms. Greenberg agreed to release and discharge us and our affiliates from any cause of action arising under the Age Discrimination in Employment Act of 1967, as amended.

After the effective date of the agreement, Ms. Greenberg is not entitled to any compensation or other payments for her services in connection with her employment with us, except that she has elected to continue coverage of her health insurance on the same terms as she and her family currently have health care coverage in accordance with the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), and we agree to reimburse Ms. Greenberg for the premium costs of her COBRA continuation coverage for the first 12 months such COBRA continuation coverage is in place.

As part of her settlement agreement, Ms. Greenberg, along with Keith Greenberg, JD Keith LLC, and Braintree Properties, LLC, agreed to pay the entire principal amount of $180,000, without interest, owing under the promissory note dated September 21, 2007 no later than September 21, 2010. However, the principal amount of this promissory note will be reduced by $60,000 each time we open a hyperbaric and wound care center specified in the settlement agreement to which Ms. Greenberg is a party, such that if three such centers are opened prior to the maturity of the promissory note, there shall be no principal amount owing under the promissory note. If Ms. Greenberg or another party to the promissory note fails to make payments required under the promissory note when such payments are due, such non-payments will constitute a default, and the principal amount owing under the promissory note will accrue with an interest at the rate of 12% per year.

Employment Agreements for David Walz and Paul Toomey

In April 2006, we entered into an employment agreement with David Walz, pursuant to which Mr. Walz agreed to serve as our Executive Vice President. The term of the agreement is three years, commencing April 1, 2006 and ending March 31, 2009. Under the terms of the agreement, Mr. Walz will receive a base salary of $200,000 per year, an annual guarantee bonus of $50,000, and profit sharing opportunities in each of the limited liability companies and hospitals listed in the agreement. In addition, Mr. Walz will receive 210,000 options to purchase common stock, which will vest as follows: 110,000 at $3.00 per share, vested June 1, 2006; 50,000 options at $3.00 per share, vested January 1, 2007; and 50,000 options at $4.00 per share, vesting January 1, 2008. Mr. Walz will also receive other executive benefits consistent with our personnel policies, as well as an $800 monthly automobile allowance.

On May 5, 2006, we entered into an employment agreement with Paul Toomey, pursuant to which Mr. Toomey agreed to serve as our Chief Operating Officer. The term of the agreement is three years, commencing on May 5, 2006 and ending May 4, 2009. Under the terms of the agreement, Mr. Toomey will receive a base salary of $200,000 per year, a one time sign-on bonus of $50,000 and an annual guarantee bonus of $50,000, which amount may be increased at the discretion of the board of directors. In addition, Mr. Toomey will receive an aggregate of 150,000 options to purchase common stock at $5.00 per share which will vest as follows: 50,000 options will vest two years from date of the agreement and 100,000 will vest upon us achieving an EBITDA of $14,000,000. Mr. Toomey will also receive other executive benefits consistent with our personnel policies, as well as a $500 monthly automobile allowance. Mr. Toomey resigned as our Chief Operating Officer effective January 19, 2007, but continues to function as a regional director.

Pursuant to the terms of the agreements, Messrs. Walz and Toomey may terminate their employment upon 60 days’ prior written notice to us and upon 30 days’ written notice if the termination is for good reason. We may terminate the employment of Mr. Walz or Mr. Toomey upon written notice without cause, or immediately upon written notice for cause. For purposes of the agreements, cause means (1) conviction of any felony; (2) the commission of an act of fraud, theft, dishonesty or breach of trust upon our company; (3) the intentional and wrongful disclosure to others, outside our company, of any secret or confidential information; or (4) willful refusal or gross neglect to perform the duties assigned to them, or to otherwise comply with the material provisions of the agreements. Good reason means (1) our material breach of the agreement that is not cured within 20 days after written notice to us; or (2) any failure by a successor of us to assume the obligations of the agreements.

Upon termination of employment for cause, or if Mr. Walz or Mr. Toomey elects to terminate his employment without good reason, then he shall receive his accrued but unpaid base salary through the effective date of termination. If Messrs. Walz or Toomey is terminated without cause, or if either elects to terminate his employment for good reason, then he is entitled to his accrued but unpaid base salary through the effective date of termination, as well as an amount equal to 50% or his base salary.

In the event of a termination arising from a change in control, both Mr. Walz and Mr. Toomey are entitled to payment of accrued but unpaid base salary through the effective date of termination, payment of an amount equal to two times the then-base compensation, any vested amounts or benefits owed to him at the effective date of termination and the vesting of all options that would have become vested during the term of employment but for the termination of the officer. In the event of a change of control, Messrs. Walz and Toomey can elect to voluntarily terminate his employment and be entitled to this payment. For purposes of this agreement, change of control means (1) the sale of all or substantially all of our assets and business; or (2) any merger or consolidation involving our company, or sale or exchange of our capital stock, or similar transaction if, immediately following such transaction, 50% or more of the voting rights of the security holders of the surviving entity are held by a single holder who was not immediately prior to such transaction a holder of 50% or more of our voting securities.

Each of Messrs. Walz and Toomey is bound by restrictive covenants pursuant to which neither officer may, during the term of the agreements or for a period of 24 months thereafter, be engaged in any capacity with any business that competes with our Company. In addition, neither officer may solicit any business from any of our customers or prospective customers, or solicit any of our employees, agents or contractors to terminate their relationship with us. Each officer is also bound by nondisclosure of confidential information provisions, whereby they are prohibited from disclosing any of our confidential or proprietary information for the term of their employment or at any time following the termination of their employment.

Both Mr. Walz and Mr. Toomey are entitled to indemnification from us to the fullest amount provided for in our certificate of incorporation and by-laws. Their right to indemnification survives the termination of the employment agreements.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers on June 30, 2007. All options were granted under the Kevcorp Services Inc. 2006 Stock Option Plan. There were no stock awards outstanding on June 30, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un-exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Andrew G. Barnett	250,000	(1A)	350,000	(1B)	400,000	(2)	$3.10	January 19, 2007	Various through 2019
David J. Walz	160,000		—		—		3.00	April 1, 2006	April 1, 2016
David J. Walz	—		50,000	(3)	—		4.00	April 1, 2006	April 1, 2016
Elise Greenberg	—		—		—		—	—	—
Phillip Forman, M.D.	—		—		—		—	—	—
Paul Toomey	—		50,000	(4)	100,000	(5)	5.00	May 5, 2006	May 5, 2016

(1A)	These options expire on January 15, 2017.

(1B)	Of these options, 150,000 will vest on January 19, 2008 and expire on January 10, 2018, 100,000 will vest on January 19, 2009 and expire on January 5, 2019 and 100,000 will vest on January 19, 2010 and expire on December 31, 2019.

(2)	These options will vest if the Company meets certain financial targets during fiscal 2007.

(3)	These options will vest on January 1, 2008.

(4)	These options will vest on May 5, 2008.

(5)	These options will vest upon achieving EBITDA of $14,000,000.

FISCAL 2007 DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors in fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Paul Basmajian	$3,000	—	$141,866	—	—		$144,866
John Capotorto, M.D.	—	—	—	—	$325,000	(2)	325,000
John DeNobile	—	—	—	—	—		—
Phillip Forman, M.D.	—	—	—	—	—	(3)	—
David H. Meyrowitz	3,000	—	141,866	—	—		144,866

(1)	Messrs. Basmajian and Meyrowitz were granted 50,000 options on July 20, 2006, which vest on July 15, 2007 and expire on July 13, 2012, at a strike price of $3.50 per share. The values for option awards in this column represent the cost recognized for financial statement reporting purposes for fiscal year 2007, in accordance with FAS 123R. The assumptions used to value these awards can be found in Note 3 to the financial statements in this Form 10-K. These are the only outstanding options held by Messrs. Basmajian and Meyrowitz.

(2)	Dr. Capotorto received $300,000 in salary and $25,000 for a car allowance for his service as Medical Director, a non-executive officer position.

(3)	Compensation paid to Dr. Forman for his service as Chief Executive Officer is provided in the Summary Compensation Table above.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table sets forth certain information with respect to the beneficial ownership of The Center for Wound Healing’s Common Stock as of April 2, 2008 by: (i) each person known to The Center for Wound Healing to own beneficially more than 5% of the Common Stock; (ii) each director of the Company; and (iii) all executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF OWNERSHIP (2)	PERCENTAGE OF CLASS (3)
Phillip Forman, DPM	4,575,848	19.24%
John Capotorto, MD	4,575,848	19.24%
John DeNobile	2,274,869	9.57%
Paul Basmajian	16,667	*
David H. Meyrowitz	20,000	*
David Walz	270,000	1.14%
Directors, Officers as a group (7 persons)	11,983,232	50.39%
The Elise Trust (4)	4,575,848	19.24%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o The Center for Wound Healing, Inc., 155 White Plains Road, Suite 200, Tarrytown, NY 10591.

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

(3)	Based on 23,778,787 shares of capital stock that includes 23,368,787 shares of common stock issued and outstanding as of April 2, 2008.

(4)	Elise Trust is controlled by The First Rock Trustees, Limited.

Andrew G. Barnett was employed on January 19, 2007 and granted options for 1,000,000 shares of Common Stock.

ITEM 12.	Certain Relationships and Related Transactions:

During July 2005, CFWH entered into Contribution Agreement (the “Contribution Agreements”) with six limited liability companies (the “Six LLCs”) whereby three members (the “Majority Members”) of the Six LLCs agreed to exchange their respective interests, in each instance constituting majority ownership, in the Six LLCs for an aggregate of 6,600,000 shares of CFWH’s common stock. On September 30, 2005, such members of the Six LLCs exchanged their interests in the Six LLCs for shares of CFWH. Each of the three members received 2,200,000 shares. Phillip Forman and John Capotorto, the former CEO and Chairman, respectively, of CFWH were two of the Majority Members. The third Majority Member is a trust, (the “Elise Trust”) created for the benefit of the offspring of Mrs. Greenberg, the Company’s Senior Vice President of Human Relations. The Company has a consulting agreement with JD Keith LLC, an entity owned by Mrs. Greenberg’s spouse.

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

In March 2006, Elise Greenberg’s spouse loaned CFWH $125,000 as evidenced by a 10% interest bearing note. On April 21, 2006, CFWH repaid the note in the amount of $150,000. At June 30, 2007, the loan overpayment of $25,000 is outstanding. As part of the Greenberg Settlement this overpayment will be offset against payments due Ms. Greenberg’s spouse.

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

The president of the Company has a 20% minority interest in two LLCs which were acquired by the Company on July 1, 2005 and April 7, 2006, respectively.

ITEM 13.	Exhibits:

The following exhibits are included as part of this Annual Report.

Exhibit No.	Description of Exhibit
Location

3(i)	Amended and Restated Articles of Incorporation

3(ii)	Restated By-Laws

4.1	Form of Securities Purchase Agreement between The Center for Wound Healing, Inc. and Certain Investors, exhibits attached (2)

4.2	Form of Contribution Agreement (3)

4.3	First Amended and Restated Contribution Agreement between The Center For Wound Healing, Inc. Joel Macher, Alan Richer and Braintree Hyperbaric, LLC and attachments. (4)

10.1	Agreement and Plan of Reorganization dated October 28, 2005 with American Hyperbaric, Inc. (2)

10.2	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto, dated December 1, 2005. (3)

10.3	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman, dated December 1, 2005. (3)

10.4	Employment Agreement between American Hyperbaric, Inc. and Elise Greenberg, dated December 1, 2005. (3)

10.5	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto, dated December 1, 2005. (3)

10.5	Employment Agreement between American Hyperbaric, Inc. and Phillip Forman, dated December 1, 2005. (3)

10.5	Employment Agreement between American Hyperbaric, Inc. and JD Keith LLC, dated December 1, 2005. (3)

10.6	Employment Agreement between The Center for Wound Healing, Inc. and David Walz, dated April 1, 2006

10.7	Employment Agreement between The Center for Wound Healing, Inc. and Paul Toomey, dated May 5, 2006

10.8	Employment Agreement between The Center for Wound Healing, Inc. and Andrew Barnett, dated January 3, 2007

14.1	Code of Ethics (1)

21	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Filed as an Exhibit on Form 10-KSB which was filed September 24, 2004, is incorporated herein by reference.

(2)	Filed as an Exhibit on Form 10-QSB/A, which was filed on November 1, 2005, is incorporated herein by reference.

(3)	Filed as an Exhibit on Form 10-QSB, which was filed on February 21, 2006, is incorporated herein by reference.

(4)	Filed as an Exhibit on Form 8-K which was filed April 11, 2006, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services:

Fiscal Year Ended 2007

(a)	Audit Fees:

Our principal accountant, RAICH ENDE MALTER & Co. LLP, billed us aggregate fees in the amount of approximately $1.0 million for the fiscal year ended June 30, 2007. These amounts were billed for professional services that Raich Ende Malter & Co. LLP provided for the audit of our annual financial statements, review of our interim financial information and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for this fiscal year.

(c)	Tax Fees:

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $150,000 for the fiscal year ended June 30, 2007 for tax compliance.

(d)	All Other Fees:

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $0.00 for the fiscal year ended June 30, 2007 for all other fees.

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

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $30,500 for the fiscal year ended June 30, 2006 for tax compliance.

(d)	All Other Fees:

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $0.00 for the fiscal year ended June 30, 2006 for all other fees.

The Board of Directors has reviewed and discussed with the Company’s management and auditors the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ ANDREW G. BARNETT Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer;	April 2008

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANDREW G. BARNETT Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer;	April 10, 2008

/s/ JOHN DENOBILE John DeNobile	Director	April 10, 2008

/s/ DR. JOHN CAPOTORTO Dr. John Capotorto	Director	April 10, 2008

/s/ DAVID H. MEYROWITZ David H. Meyrowitz	Director	April 10, 2008

/s/ PAUL BASMAJIAN Paul Basmajian	Director	April 10, 2008

/s/ DR. PHILLIP FORMAN Dr. Phillip Forman	Director	April 10, 2008