Form 10QSB
period 2007-09-30
Center for Wound Healing, Inc.
filed 2008-05-01
CIK 799194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2007 was approximately $18,310,835.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date. As of April 30, 2008, there were 23,368,787 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THE CENTER FOR WOUND HEALING, INC.

Report on Form 10-QSB

September 30, 2007

ITEM 1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash in bank	$66,145	$216,458
Accounts receivable, net of allowance for doubtful accounts of $2,404,791 and $2,202,510, respectively	11,262,539	10,754,557
Notes receivable	240,591	367,484
Income tax refunds receivable	681,710	883,596
Prepaid expenses and other current assets	247,224	157,801

Total current assets	12,498,209	12,379,896

Notes receivable	343,947	385,478
Property and equipment, net	9,077,803	7,970,325
Investment in unconsolidated affiliates	—	75,702
Intangible assets including Goodwill of $447,531	6,234,502	3,578,715
Other assets	1,137,471	1,959,717

TOTAL ASSETS	$29,291,932	$26,349,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,026,227	$5,661,811
Current maturities of capital leases	1,043,383	1,530,862
Short-term borrowings	6,805,667	5,500,000
Notes payable	3,147,295	2,429,260
8% Secured convertible debentures	7,065,612	6,485,601
Payable to former Majority Members	634,874	771,357
Income tax liability	16,949	—
Due to affiliates	217,234	206,082

Total current liabilities	23,957,241	22,584,973

Notes payable, net of current maturities	1,249,911	65,254
Capital lease obligations, net of current maturities	459,411	498,688
Minority interest in consolidated subsidiaries	690,243	908,202

TOTAL LIABILITIES	26,356,806	24,057,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; non-outstanding	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,955,781 and 22,655,781 shares issued and outstanding, respectively	22,956	22,656
Additional paid-in capital	20,602,480	18,866,478
Accumulated deficit	(17,690,310)	(16,596,418)

TOTAL STOCKHOLDERS’ EQUITY	2,935,126	2,292,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,291,932	$26,349,833

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended September 30,

	2007	2006
	(Unaudited)	(Unaudited)
REVENUES
Treatment fees	$5,941,240	$4,784,542

OPERATING EXPENSES
Cost of Services	2,856,285	2,855,587
Sales and marketing	21,900	66,931
General and administration	2,110,994	2,567,250
Depreciation and amortization	84,909	12,853
Bad debt expense	202,281	423,166

TOTAL OPERATING EXPENSES	5,276,369	5,925,787

OPERATING INCOME	664,871	(1,141,245)

OTHER EXPENSE
Interest expense	1,736,763	919,023
Minority interest in net loss of consolidated subsidiaries	(64,085)	(806)
Loss on disposal of property and equipment	69,622	—
Other expenses	—	247,500

TOTAL OTHER EXPENSE	1,742,300	1,165,717

(LOSS) INCOME BEFORE INCOME TAXES	(1,077,429)	(2,306,962)

PROVISION (BENEFITS) FOR INCOME TAXES
Current taxes	16,463	(883,367)
Deferred taxes	—	—

TOTAL PROVISION FOR INCOME TAXES (BENEFITS)	16,463	(883,367)

NET (LOSS)	$(1,093,892)	$(1,423,595)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC AND DILUTED	22,825,346	22,655,781

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended September 30, 2007

	Common Stock		Additional Paid-in	(Accumulated	Total
	Shares	Amount	Capital	Deficit)
Balances at July 1, 2007	22,655,781	$22,656	$18,866,478	$(16,596,418)	$2,292,716
Amortization of stock options (Unaudited)			911,302		911,302
Issuance of common stock in connection with MedAir settlement (Unaudited)	300,000	300	824,700		825,000
Net loss (Unaudited)				(1,093,892)	(1,093,892)

Balances at September 30, 2007 (Unaudited)	22,955,781	$22,956	$20,602,480	$(17,690,310)	$2,935,126

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended September 30,

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,093,892)	$(1,423,595)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	734,416	442,463
Interest charged for beneficial conversion features of senior convertible debentures	456,261	—
Interest charged for fair valuation of warrants issued in connection with senior convertible and other debentures	—	308,034
Amortization of deferred financing costs included in interest expense	903,951	—
Provision for bad debts	202,281	446,254
Minority interest in net income of consolidated subsidiaries	(64,085)	(806)
Loss on disposal of property and equipment	69,622	—
Interest accrued for convertible debenture	123,750	—
Amortization of stock options	644,379	341,512
Changes in operating assets and liabilities:
Accounts and notes receivable	(541,839)	(1,321,206)
Prepaid expenses and other current assets	(197,417)	7,350
Other assets	(81,705)	12,000
Accounts payable and accrued expenses	(293,662)	1,171,132
Income taxes	201,886	(802,000)
Current income tax liability	16,949	(651,000)
Cash collected for benefit of and payable to sellers of JFK and Passaic	222	102,631

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,081,117	(1,367,231)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(1,536,268)	(480,533)
Proceeds from sale of property assets	45,000	—
Investment in unconsolidated affiliates	(5,000)	(105,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,496,268)	(585,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(438,589)	(559,911)
Advances from affiliates	11,152	287,400
Proceeds from bank line of credit	(161,000)	600,000
Deferred financing costs related to issuance of senior convertible debentures	—	201,083
Repayment of notes and loans	(337,387)	(1,050,000)
Repayment of minority member loans	—	(71,676)
Repayment of term loan	(33,334)	—
Proceeds from term loan	1,500,000	—
Proceeds (repayment) of notes payable	(276,004)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	264,838	(593,104)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(150,313)	(2,545,868)

CASH AND CASH EQUIVALENTS—beginning of year	216,458	3,804,218

CASH AND CASH EQUIVALENTS—end of period	$66,145	$1,258,350

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period:
Interest	$229,779	$183,962

Income taxes	$18,803	$651,000

Non-cash financing and investing activities:
Equipment acquired through capital lease obligation	$191,570	$208,235

Issuance of common stock in connection with MedAir settlement	$825,000	$—

Debt issued in connection with Intangible asset required	$2,240,079	$—

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) was incorporated in the State of Nevada on July 2, 1988 under the name Technical Solutions Ltd. and changed its name to The Center for Wound Healing, Inc. on January 19, 2006. CFWH develops and manages comprehensive wound care centers which are marketed as “THE CENTER FOR WOUND HEALING tm” in hospitals throughout the United States. These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals. CFWH can be contracted to start-up and manage the wound care program or offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. CFWH is headquartered in Tarrytown, New York. Our principal executive office is located at 155 White Plains Road, Suite 200, Tarrytown, NY 10591.

As of September 30, 2007, CFWH operated thirty (30) hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. The Company has signed agreements to open and manage seven (7) additional hyperbaric centers.

BASIS OF PRESENTATION

a. Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Acquisitions of entities under common control are accounted for under the pooling method of accounting at their historical costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”. Accordingly, the results of operations of these entities are included in the attached consolidated results of operations for the three months ended September 30, 2007 and 2006. All other acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition. All intercompany profits, transactions, and balances have been eliminated. Minority interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Minority interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Minority interest in net loss of consolidated subsidiaries” in the accompanying consolidated statement of operations. A minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the majority owned LLCs and adjusts the Company’s net assets to reflect only the Company’s share of the net assets of the majority-owned LLCs.

Investments in unconsolidated affiliates are accounted for using the equity method of accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. The accompanying unaudited financial statements and related notes and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited financial statements and related noted thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

As of September 30, 2007, the Company has reserved an aggregate of 11,639,247 shares of its common stock for issuance under awards made pursuant to its 2006 Stock Option Plan, the conversion of debentures, and the exercise of common stock purchase warrants.

(c) Stock-Based Compensation:

The Company applies FASB Statement No. 123R, “Share Based Payment” in accounting for its stock-based compensation plans. Statement 123R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates. See Note 3 for further details.

(d) Income Taxes:

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective July 1, 2007, we adopted the provisions of FIN 48. See Note 12 for further details regarding the adoption of this interpretation.

(e) Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS NO. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, an interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

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

(f) Reclassifications:

Prior period amounts have been reclassified where necessary to make them comparative with current period presentation.

Note 3 - Employee Stock Compensation

The Company’s 2006 Stock Plan (the “Plan”) permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 2,000,000 shares of our common stock, to employees, outside directors, and consultants. All stock options under the 2006 Stock Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options vest ratably and generally expire 5 years from the exercise date.

The fair value of the Company’s options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Three Months Ended September 30, 2007
Expected life (years)	3 - 10
Risk free interest rate	4.21% - 4.98%
Volatility	107.0 - 164.0%
Dividend rate	0%

Stock compensation expense related to stock options was $644,379 for three months ended September 30, 2007. This amount is included in the Condensed Consolidated Statements of Operations within the general and administrative expenses line item.

There were 250,000 stock options granted during the three months ended September 30, 2007. The following table represents our stock options granted, exercised, and forfeited during the first three months of fiscal 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at July 1, 2007	1,672,667	$3.39	5.47

Granted	250,000	3.40
Exercised	—	—
Forfeited/expired	(10,000)	4.00

Outstanding at September 30, 2007	1,912,667	$3.39	6.67

Exercisable at September 30, 2007	732,667	$3.27	5.48

As of September 30, 2007, there was $1,600,598 of unrecognized compensation cost.

Note 4 - Property and Equipment

September 30, 2007
Medical chambers and equipment, including $4,248,788 under capital leases	$7,702,555
Furniture, fixtures and computers	1,032,946
Leasehold improvements	4,537,935
Autos and vans	459,639

13,733,075
Less: Accumulated depreciation and amortization – including $1,287,675 for medical chambers and equipment under capital lease	4,655,272

$9,077,803

Depreciation expense amounted to $505,741 and $320,852 for the three months ended September 30, 2007 and 2006, respectively, of which $457,405 and $308,000 is included in cost of services.

Note 5 - Intangible Assets

Intangible Assets consist of the following as of September 30, 2007:

Hospital contracts acquired	$5,237,636
Covenants not to compete	1,206,487

6,444,123
Less: Accumulated amortization	657,152

Net intangible assets with finite lives	5,786,971
Goodwill	447,531

Total intangible assets	$6,234,502

As part of the settlement with the Greenberg’s (see Note 10e), the Greenberg’s agreed not to compete with the Company for a five year period through August 2012 in exchange for $600,000, including imputed interest of $51,850, payable in 52 bi-weekly installments. Additionally, as part of a settlement with another related party (see Note 10g), the Company agreed to pay $658,337 for a covenant not to solicit and compete for 36 months ending in August 2010.

Amortization of intangibles was $228,674 and $121,611 for the three months ended September 30, 2007 and 2006 of which $192,101 and $121,611, respectively, was charged to cost of services.

The following represents the estimated future amortization of the Hospital and Treatment Center Contracts over the next five years as of June 30, 2007, our fiscal year end:

Year or Period Ending June 30,
2008	$395,518
2009	395,518
2010	395,518
2011	395,518
2012	395,518

Note 6 - Other Assets

Other Assets consist of the following as of September 30, 2007:

Subordination & Consent Fee, net of amortization of $1,057,143	$792,857
Deferred financing costs, net of amortization of $1,317,594	292,983
Security deposit	51,631

Total other assets	$1,137,471

Amortization of the subordination and consent fee and deferred financing cost of $903,951 and $201,083 for the three months ended September 30, 2007 and 2006, respectively, was charged to interest expense.

Note 7 - Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 15.21% over three-to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of September 30, 2007 are as follows:

Total obligations under capital leases	$1,502,794
Less: Current installments	1,043,383

$459,411

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2007:

2008	$1,127,189
2009	411,445
2010	70,090

Total minimum lease payments amount	1,608,724
Less: Amounts representing interest	105,930

Present value of minimum lease payments	$1,502,794

Note 8 - Related Party Transactions

Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are non-interest bearing and due on demand.

Note 9 - Short-term Borrowings

a. The Company entered into a three-year $5,000,000 bank line of credit with Signature Bank on June 17, 2005, as amended on April 7, 2006. This line is secured by the assets of the Company and is personally guaranteed by certain of the Company’s stockholders/officers. At September 30, 2007, CFWH had an outstanding balance of $5,339,000 in several advances under this facility. The available balance under this agreement varies based upon a formula of eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank’s prime rate or LIBOR plus 2.5 points, at the option of the Company. The interest rates for these advances vary between 7.824 - 8.25% at September 30, 2007. The weighted average outstanding balance was $5,422,744 in fiscal 2008 and $4,020,000 in fiscal 2007. The weighted average interest rates for the three months ended September 30, 2007 and 2006 were 8.01% and 8.54%, respectively.

The original termination date of the bank line was June 16, 2006. Pursuant to an amendment entered into on April 7, 2006, the termination date of the bank line became February 1, 2007 and pursuant to an amendment entered into on April 7, 2007, the termination date became May 2, 2007. As of September 30, 2007, the Company was not in compliance with the financial covenants of this agreement.

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

The amended agreement requires the Company to maintain certain financial covenants and ratios, limits capital expenditures and additional indebtedness, and prohibits dividends and distributions to minority interest without prior approval. The Company assigned the aggregate proceeds of key man life insurance of $12,500,000 on the lives of the company’s CEO and two directors to the lender. These two directors have personally guaranteed the debt. As of April 30, 2008, the Company is in compliance with its debt covenants.

The Company negotiated the Fourth and Fifth Amendments to the credit facility that, among other things, increased the availability under its revolving line of credit. The Sixth Amendment, executed March 19, 2008 and effective February 29, 2008, provided for the extension of the credit facility to April 15, 2008. On March 31, 2008 the Company entered into a new two year agreement with the bank (the “Seventh Amendment”) that includes a $5.5 million revolving line of credit and a $1 million term loan. The term loan matures March 31, 2009 and has 12 monthly principal amortization payments of $83,333. The Company agreed to pay off the $1.3 million balance of the existing term loan, was able to reduce the amount of key man insurance the bank had required be in place (naming the bank as the beneficiary), and removed the personal guarantees of two of the Company’s directors had provided to the bank.

b. In September 2003, one holder of a minority of the membership interests (the “Minority Members”) in certain of the Company’s limited liability companies agreed to loan up to $500,000 to two of the Company’s LLCs. The amount outstanding at June 30, 2006 was $400,000. This liability is included in the financial statements under the caption Notes Payable. The loan bore interest at the prime rate plus 1%. The average balance outstanding under the agreement was $295,000 in fiscal 2006 with a maximum month-end balance outstanding of $400,000 in 2006. The advances were repaid in full on September 5, 2006 and the loan agreement was cancelled.

Note 10 - Notes Payable

a. On April 7, 2006, we acquired the majority membership interests in 12 individual limited liability companies (the “Twelve LLCs”) from the holders of a majority of the membership interests (the “Majority Members”) in those companies. One of the Twelve LLCs entered into a three year $100,000 bank promissory note with Signature Bank in January 2005. This note is secured by the assets of the specific borrowing LLC and is personally guaranteed by certain of the Company’s stockholders/officers. At September 30, 2007, CFWH has an outstanding balance of $13,889. The note is payable in monthly principal payments of $2,778 per month plus interest at 1% over the bank’s prime rate, which was 9.25% and 9.25% at September 30, 2007 and 2006, respectively. The agreement expired on February 1, 2008.

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

c. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of September 30, 2007, the Company has an outstanding balance due on these loans of $96,484. For the three months ended September 30, 2007, average monthly principal payments were approximately $3,973.

d. As part of the acquisition of Far Rockaway LLC, the Company issued a $650,000 note which was paid in August 2006 and a $1,350,000 promissory note which is payable on June 16, 2008.

e. In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from a company owned by a related party. The note was due on June 1, 2006 with accrued interest. The loan was repaid on April 21, 2006 in the amount of $150,000. At

September 30, 2007, the accompanying consolidated balance sheet includes a receivable of $25,000 for the amount repaid in excess of the principal. This overpayment was applied against a portion of the funds due this related party as part of the Greenberg Settlement Agreement.

Effective September 30, 2007 the Company negotiated the termination of Ms. Greenberg’s five year employment with the Company, in which all of the Company’s obligations under the employment agreement were concluded, as well as the termination of a consulting agreement with Ms. Greenberg’s spouse, in which JD Keith LLC, the spouse’s consulting firm, was to be paid $10,000 per month for five years as well as commissions and other compensation. As part of the settlement, the Company entered into a non-compete and non-solicitation agreement with the Greenbergs. Among other things, the Greenbergs agreed to a five year non-compete with the Company. The Company will pay JD Keith LLC approximately $600,000 in 52 bi-weekly installments during the first two years of the five year non-compete agreement. The present value of the payments aggregated $548,150 which is included in the accompanying financial statements as an intangible asset and is being amortized over its five year life.

f. In June 2007, the Company received the proceeds from $1,000,000 in securities (“Mezzanine Loan”) from various investors (“Investors”). These securities are classified as liabilities in the financial statements since the Company could repay the Investors as described below. The securities gave the Investors an aggregate 25% share of a newly formed entity, CFWH Mezzanine, LLC (“Mezzanine”). Mezzanine will operate a Hyperbaric and Wound Care facility at each of 10 new hospitals which are to be determined by the Company. The Company will contribute the hospital contracts for these 10 facilities, will manage Mezzanine and will pay any net profits to Mezzanine, of which the Investors will receive a 25% share.

The Investors’ shares in Mezzanine can be redeemed by the Company if the Company pays the Investors 125% of the original subscription price within 180 days from the signing of the agreement, or pays 130% of the original subscription price within 210 days, or pays 150% of the original subscription price within 270 days, or 200% of the original subscription price within one year. If the Company does not redeem the interest in Mezzanine within one year, the Company loses the right to redeem the Investors interest in Mezzanine, and no money is due to the Investors. The Investors have the option to convert their interest in Mezzanine to shares of the Company’s stock at a conversion rate of $2.00 invested per share, or 500,000 shares for a two year period expiring in June 2009. After the closing on the Bison Note (see subsequent event note 14), the Company retired the Mezzanine Loan.

g. Effective August 8, 2007 the Company entered into an agreement with Med-Air Consultants, Inc. (“Med-Air”) whereby the Company terminated several joint venture and consulting agreements with Med-Air. The key elements of this agreement includes the Company’s purchase of the 51% of the Raritan Bay LLC and 40% of Bayonne LLC owned by Med-Air, the elimination of Med-Air’s right to participate in a certain number of wound care and hyperbaric treatment centers the Company anticipates opening over several years, the elimination of fees associated with treatments at three of the Company treatment centers, and Med-Air’s covenant not to compete with or solicit employees of the Company. The purchase price paid by the Company was 300,000 shares of the Company’s common stock, whose fair value at the date of issuance was $825,000, a non-interest bearing 36 month note of $1,655,000—net of 9% imputed interest of $239,000, and its interest in Southampton LLC. The purchase price note also includes all amounts due under capital leases for six chambers, approximately $233,000 at June 30, 2007, and the option to acquire the chambers for $1 each. The total assets acquired aggregated $2,411,312 of which $658,337 is for the non-solicitation agreement and hospital contracts of $1,752,975.

Summary – Notes Payable as of September 30, 2007 consists of the following:

Notes payable	$4,397,206
Less: Current portion	3,147,295

$1,249,911

Maturities of the long-term portion of notes payable as of September 30, 2007 are as follows:

Period Ending September 30,
2008	$3,147,295
2009	796,335
2009	453,576
2010	—

$4,397,206

Note 11 - 8% Secured Convertible Debenture

On April 7, 2006, the Company received $5,500,000 in gross proceeds ($4,912,500 after placement agent fees and other offering costs, plus an additional 150,000 common shares issued to the placement agent), in exchange for its secured convertible debenture issued to DKR Sound Shore Oasis Holding Fund Ltd. ($5.1 million) and Harborview Master Fund LP ($0.4 million), together the “Bondholders”. The debenture was originally on due April 7, 2007. As provided in the agreement, the due date was extended to September 7, 2007 since the Company did not exercise its rights to call certain warrants. The debenture is convertible at the option of the Bondholders into common shares at $3 per common share (subject to adjustment) at any time and in any amount prior to maturity. However, the debenture is subordinated to the Signature Bank line of credit. This debenture bears interest at 8% per annum, payable in cash or in common shares at the conversion price (subject to certain eligibility requirements). $2,000,000 of the proceeds of the debenture was paid to the Majority Members as partial consideration for the simultaneous acquisitions of the Twelve LLCs previously discussed.

As the Company failed to meet EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) targets as specified under the debenture, the conversion price was reduced to its minimum of $2.00 per share.

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

Because the senior convertible debentures were immediately convertible, and can be converted at a price on the date of sale ($3.00 per share), which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500,000. Consequently, $2,108,240 was allocated to the beneficial conversion feature, and $3,391,760 to the warrants, using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of June 30, 2006 were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. For the three months ended September 30, 2006, $308,034 was charged to operations and the remaining unamortized discount of $534,829 was reflected as a reduction of the senior convertible note. In 2007, this amount was amortized to expense to the un-extended maturity date of the senior convertible debenture of April 7, 2007.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each Bondholder for each month the Registration Statement is not filed up to a maximum of 9% per Bondholder. The maximum damages amount to $495,000. As of September 30, 2007 and 2006, the Company recorded an accrual for damages amounting to $0 and $247,500, respectively. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised by Oasis.

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

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 29, 2007 by $504,778 and the $495,000 in damages referred to in the second preceding paragraph. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt required a $1,000,000 payment to the bondholders on June 21, 2007 of which $800,000 is a principal reduction and $200,000 is a “consent fee” to restructure the debentures; this payment was made on June 20, 2007. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration will be charged to operations as additional interest from the restructure date to December 31, 2007, the initial maturity date of the debentures. On the initial maturity date, the Company had the option to repay the outstanding principal and accrued interest thereon, or it may extend the maturity to March 31, 2008 if it has paid an additional $1,200,000 in principal payments and an additional consent fee of $300,000. On December 21, 2007 the Company and the bondholders agreed to extend until January 31, 2008 the date by which the Company had to make the $1,500,000 payment. The Company exercised this maturity extension option on January 25, 2008 and the remaining outstanding principal and accrued interest, and the additional consideration payment of $1,650,000 was paid in full on March 31, 2008.

Note 12 - Income Taxes

The Company’s domestic effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes.

The Company adopted the provisions of FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operation. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

During the three months ended September 30, 2007, the Company recognized no adjustments for uncertain tax benefits. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

Note 13 - Commitments and Contingencies

a. Minimum payments under non-cancelable operating lease obligations for office space at June 30, 2007, our last fiscal year end, are as follows:

Year Ending June 30,
2008	$194,710
2009	194,710
2010	194,710
2011	200,437
2012	107,654
Thereafter	439,585

Rent expense under all operating leases charged to operations in 2007 and 2006, respectively, was $91,718 and $106,960.

b. The Company has signed agreements to open and manage seven (7) additional hyperbaric centers in fiscal year 2008 at an estimated total cost, exclusive of leased chambers, of approximately $1,540,000.

c. Effective December 31, 2007, the Company negotiated the termination of several joint venture and consulting agreements with Warantz Healthcare and related parties in which the Company acquired, for $275,000 and 30,000 restricted shares of common stock whose fair value was $75,000, the 40% share of the Modern Medical hospital contract that it did not own. The settlement also provided for the termination of a joint venture for two stand-alone healthcare facilities, for total cash consideration of $96,000 and the elimination of its joint venture participation in a potential hospital-based healthcare facility that the Company believes may compete with an existing wound care and hyperbaric treatment center. Payment requirements for these negotiated agreements range from six to 33 months.

d. In October 2007, Advantedge Healthcare Solutions (“AdvantEdge”) filed a complaint against The Center for Wound Healing I, LLC, a subsidiary of the Company, in the Superior Court of New Jersey Law Division: Middlesex County, alleging breach of contract with respect to a software license agreement. The lawsuit seeks money damages and attorneys’ fees totaling approximately $600,000. In December 2007, we filed an answer denying the claims raised by AdvantEdge, raising various affirmative defenses, and noting that AdvantEdge’s claims are subject to arbitration pursuant to the terms of the underlying agreement. In April, 2008 the Company settled this claim and both parties agreed to appropriate and complete mutual releases and confidentiality agreements with respect to the terms of the settlement.

e. On February 19, 2008 Alan M. Dietzek filed a complaint against The Center for Wound Healing, Inc. in the Supreme Court of the State of New York County of Kings. The plaintiff seeks damages of at least $250,000 for non-payment of certain finder’s fees and/or unjust enrichment. The Company denies that any contract existed. The Company’s deadline to answer or otherwise respond to the complaint is May 9, 2008.

Note 14 - Subsequent Events

a. In October 2007, management continued its performance review of the Company’s operations and determined that its contract with Interfaith Hospital, which was acquired as part of the Far Rockaway acquisition was of no value to the company, the value of the contract, $1.1 million and the leasehold improvements of $63,400 were written off and charged to operations in the fourth quarter of 2007. In addition, approximately $180,000 of leasehold improvements at two other hospitals, Warminster and Mercy Nanticoke were also written off and charged to operations in the quarter ended December 31, 2007.

b. Effective March 31, 2008, Mr. Barnett’s employment agreement was modified in several respects including an extension to 2011; an increase in his base compensation to $375,000; the provision of bonus payments, which are a function of the achievement of defined performance goals; the reset to fair market value of the exercise price of the options granted to Mr. Barnett; and the granting of an additional 750,000 options at fair market value that vest when and if the Company achieves defined annual performance criteria.

c. On March 31, 2008 the Company completed a $20 million senior secured subordinated financing agreement with Bison Capital (“Bison”) (the “Bison Note”). The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.8 million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest; and certain extended accounts payable and other obligations. Additionally, $3.3 million of the proceeds has been applied to the revolving credit facility and is available for working capital purposes.

The financial terms of the Bison Note are summarized as follows:

•	The Note is a five year note maturing March 31, 2013.

•

Interest is payable in cash at 12% per annum plus 6% payment in kind (“PIK”). After certain payoff conditions are met, as defined in the Bison Note, the Scheduled Interest is payable in cash at the rate of 12% per annum plus 3% PIK per annum. If no defaults exist and the Company has met the payoff conditions, the Company has the option of deferring the scheduled payment of interest at the Scheduled Cash Interest Rate for up to 12 months ending on October 31, 2009, which would be added to the outstanding principal of the Note.

•

Principal amortization begins on the second anniversary of the Note and the amortization payment is $2.5 million per year until the fifth year at which point the Company is obligated to retire in full the balance of the outstanding principal.

•

Bison Capital also received warrants equal to 20% of the fully diluted common stock of the Company. The Company has the opportunity to extinguish a certain number of these warrants based upon its achievement of EBITDA and leverage thresholds. The warrants which are calculated to be 7,080,363 at March 31, 2008 are exercisable at $5.00 per share, have a seven year life and carry standard anti-dilution and registration rights provisions. The Note carries certain EBITDA and leverage ratio covenants, limitations on maximum allowable debt with Signature and other credit parties, limitations on capital expenditures, and limitations on investments and acquisitions.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES:

Revenues for the three months ended September 30, 2007, were $5.9 million, an increase of $1.1 million or 24.2% for the three months ended September 30, 2007, compared to $4.8 million for the three months ended March 31, 2006. Revenues increased as a result of higher volume at existing centers plus the inclusion of revenue from centers not open in the prior period.

OPERATING EXPENSES:

Overview: Operating expenses for the three months ended September 30, 2007, were approximately $5.3 million, or 88.8% of total revenues for the three months ended September 30, 2007, compared to $5.9 million or 123.9% of revenues for the 2006 three months. The $649 thousand reduction in operating costs is the result of the substantial reduction in nonrecurring expenses incurred during the prior reporting period and much improved cost control efforts.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, computer hardware, and depreciation relating to hyperbaric medical chambers and leasehold improvements, remained constant at $2.9 million in both periods but as a percent of revenues decreased from 59.7% in 2006 to 48.1% in the current period. The improved margin is a result of our cost control efforts.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of hyperbaric medicine, declined by $45 thousand to $21.9 thousand for the three months ended September 30, 2007, compared to $66.9 thousand for the 2006 three months.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs declined by $456 thousand to $2.1 million or 35.5% of total revenues for the three months ended September 30, 2007, compared to $2.6 million (53.7%) for the three months ended September 30, 2006. The decline is due to the reduction of noncash executive compensation and professional fees and a focus on cost control as the Company continued with its operational restructuring and implementation of its business plan.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $85 thousand or 1.4% of revenues for the three months ended September 30, 2007, compared to $13 thousand or 0.3% of total revenues for the 2006 three months. The increase is due to the acquisition of various information technology items necessary for the company to conduct its business.

Bad debt expense: Bad debt expense was $202 thousand or 3.4% of total revenues for the three months ended September 30, 2007 compared to $423 thousand or 8.8% of revenues for the 2006 three months. The reduced bad debt provision reflects management’s estimate of potential loss associated with the accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code during the quarter ended September 30, 2006.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $1.7 million or 29.2% of total revenues for the three months ended September 30, 2007, compared to $919 thousand or 19.2% of revenues for the 2006 three months. The $817 thousand or 89.0% increase in interest expense in the three months ended September 30, 2007 compared to the year earlier period is attributable to (i) the $456 thousand of noncash charges associated with the amortization of the beneficial conversion feature of the convertible debenture compared to zero in 2006, (ii) the amortization of $904 thousand of deferred finance costs in the current period with no comparable charge in 2006, and (iii) interest expense charge of $308 thousand for the fair value of warrants issued in 2006 with no comparable charge in the current period.

Other expense: Other expense in 2006 consists of the charge to operations for damages related to the Company’s senior convertible debentures

INCOME TAXES:

We did not recognize any tax benefit attributable to our current operations as we do not believe it is more likely than not that we will be able to utilize the operating loss in the future. The tax benefit recognized in 2006 results from carrying back that loss to prior tax years

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash provided by operating activities was $1.1 million for the three months ended September 30, 2007, compared to net cash used in operating activities of $1.4 million for the same period in 2006. This increase of $2.5 million was the result of a $328 thousand reduction in our net loss plus the addition of $2.4 million of noncash charges that included:

•	$734 thousand of depreciation and amortization compared to $442 thousand in the prior reporting period, primarily the result of new centers with depreciable assets;

•

$456 thousand for the interest charged for the beneficial conversion feature of the senior convertible debentures, which were retired in full at March 31, 2008 from the proceeds of the Bison financing;

•	$903 thousand for the amortization of deferred financing costs;

•	$202 thousand for the bad debt provision as compared to $446 in 2006;

•	$644 thousand for the amortization of stock options as compared to $342 thousand in 2006; and,

•	$308 of interest expense charged to operations in 2006 for the far value of warrants.

Working capital decreased $1.3 million in the current quarter primarily from the utilization of a portion of our accounts receivable line of credit to acquire property assets.

Investing Activities: Net cash used in investing activities was $1.5 million for the three months ended September 30, 2007, compared to $586 thousand of net cash used in investing activities for the same period in 2006. The primary uses of cash were for the purchases of property and equipment of $1.5 million in the current period while such purchases were $481 thousand in 2006.

Financing Activities: Net cash provided by financing activities was $265 thousand for the three months ended September 30, 2007, compared to net cash used in financing activities of $593 thousand in the same period in 2006. We made disbursements of $1.2 million for the three months ended September 30, 2007, of which $531 thousand was for the repayment of loans, $438 thousand was for principal payments on capital lease obligations and $272 thousand for distributions to LLC members. The Company received $1.5 million from the proceeds of a term loan provided by the Company’s senior lender; the term loan was retired in full at March 31, 2008 from the proceeds of the Bison financing.

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

On March 31, 2008, CFWH entered into a financing transaction with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., pursuant to which the Company received a discounted amount of $17,500,000. For more details, please see Note 13 to the Notes to Consolidated Financial Statements.

We believe that the revised and restructured terms of the senior bank debt and the proceeds from the Bison financing will provide sufficient liquidity for the Company to be able to finance its operations for the next twelve months.

Item 3.	Controls and Procedures:

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has now established appropriate controls and procedures with respect to the use of corporate funds and is in the process of installing a company-wide accounting and financial reporting application suite.

PART II

ITEM 1.	Legal Proceedings:

In October 2007, Advantedge Healthcare Solutions (“AdvantEdge”) filed a complaint against The Center for Wound Healing I, LLC, a subsidiary of the Company, in the Superior Court of New Jersey Law Division: Middlesex County, alleging breach of contract with respect to a software license agreement. The lawsuit seeks money damages and attorneys’ fees totaling approximately $600,000. In December 2007, we filed an answer denying the claims raised by Advantedge, raising various affirmative defenses, and noting that Advantedge’s claims are subject to arbitration pursuant to the terms of the underlying agreement. In April, 2008 the Company settled this claim and both parties agreed to appropriate and complete mutual releases and confidentiality agreements with respect to the terms of the settlement.

On February 19, 2008 Alan M. Dietzek filed a complaint against The Center for Wound Healing, Inc. in the Supreme Court of the State of New York County of Kings. The plaintiff seeks damages of at least $250,000 for non-payment of certain finder’s fees and/or unjust enrichment. The Company denies that any contract existed. The Company’s deadline to answer or otherwise respond to the complaint is May 9, 2008.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.

As of April 30, 2008, the Company is in compliance with its debt covenants.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended September 30, 2007.

ITEM 5.	Other Information:

None.

Item 6.	Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer; Principal Accounting Officer	April 30, 2008
Andrew G. Barnett