Form 10QSB
period 2007-12-31
Center for Wound Healing, Inc.
filed 2008-05-23
CIK 799194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

Commission file number: 000-51317

THE CENTER FOR WOUND HEALING, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	87-0618831
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

Issuer's telephone number, including area code: (914) 372-3150

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

The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2007 was approximately $18,310,835.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date. As of May 23, 2008, there were 23,756,287 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THE CENTER FOR WOUND HEALING, INC.

Report on Form 10-QSB

December 31, 2007

ITEM 1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash in bank	$75,543	$216,458
Restricted cash	800,000	—
Accounts receivable, net of allowance for doubtful accounts of $2,328,783 and $2,202,510, respectively	12,469,170	10,754,557
Notes receivable	225,990	367,484
Income tax refunds receivable	646,590	883,596
Prepaid expenses and other current assets	22,555	157,801

Total current assets	14,239,848	12,379,896

Notes receivable	281,871	385,478
Property and equipment, net	9,345,183	7,970,325
Investment in unconsolidated affiliates	—	75,702
Intangible assets, including goodwill of $751,957	6,077,436	3,578,715
Other assets	459,609	1,959,717

TOTAL ASSETS	$30,403,947	$26,349,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,495,297	$5,661,811
Current maturities of capital leases	804,246	1,530,862
Short-term borrowings	7,855,668	5,500,000
Notes payable	4,545,899	2,429,260
8% Secured convertible debentures	7,632,025	6,485,601
Payable to former majority members	634,874	771,357
Due to affiliates	258,779	206,082

Total current liabilities	26,226,788	22,584,973

Notes payable, net of current maturities	1,225,029	65,254
Capital lease obligations, net of current maturities	322,614	498,688
Minority interest in consolidated subsidiaries	445,692	908,202

TOTAL LIABILITIES	28,220,123	24,057,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,985,781 and 22,655,781 shares issued and outstanding	22,986	22,656
Additional paid-in capital	21,125,210	18,866,478
Accumulated deficit	(18,964,372)	(16,596,418)

TOTAL STOCKHOLDERS' EQUITY	2,183,824	2,292,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,403,947	$26,349,833

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2007	2006	2007	2006
REVENUES
Treatment fees	$6,470,994	$4,850,346	$12,412,234	$9,634,888

OPERATING EXPENSES
Cost of services	3,470,440	2,672,417	6,326,725	5,528,004
Sales and marketing	15,195	5,788	37,095	72,719
General and administration	2,053,264	2,949,374	4,164,256	5,516,624
Abandonment and impairment loss	—	759,629	—	759,629
Depreciation and amortization	94,942	31,239	179,851	44,092
Bad debts	12,275	158,455	214,556	581,621

TOTAL OPERATING EXPENSES	5,646,116	6,576,902	10,922,483	12,502,689

OPERATING INCOME (LOSS)	824,878	(1,726,556)	1,489,751	(2,867,801)

OTHER EXPENSES
Interest expense	2,133,724	834,918	3,870,488	1,753,941
Minority interest in net (income) loss of consolidated subsidiaries	(29,283)	60,478	(93,368)	59,672
Loss on disposal of property and equipment	(742)	14,064	68,880	14,064
Other expenses	—	165,000	—	412,500

TOTAL OTHER EXPENSES	2,103,699	1,074,460	3,846,000	2,240,177

LOSS BEFORE BENEFITS (PROVISION) FOR INCOME TAXES	(1,278,821)	(2,801,016)	(2,356,249)	(5,107,978)
(BENEFITS) PROVISION FOR INCOME TAXES
Current taxes	(4,758)	(13,108)	11,705	(896,475)
Deferred taxes	—	(1,094,984)	—	(1,094,984)

TOTAL (BENEFITS) PROVISION FOR INCOME TAXES	(4,758)	(1,108,092)	11,705	(1,991,459)

NET LOSS	$(1,274,063)	$(1,692,924)	$(2,367,954)	$(3,116,519)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.06)	$(0.07)	$(0.10)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	22,985,781	22,655,781	22,905,564	22,655,781

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total
	Shares	Amount
Balances at July 1, 2007	22,655,781	$22,656	$18,866,478	$(16,596,418)	$2,292,716
Amortization of stock options (Unaudited)			1,359,062		1,359,062
Issuance of common stock in connection with MedAir settlement (Unaudited)	300,000	300	824,700		825,000
Issuance of common stock in connection with Warantz settlement (Unaudited)	30,000	30	74,970		75,000
Net loss (Unaudited)				(2,367,954)	(2,367,954)

Balance at December 31, 2007 (Unaudited)	22,985,781	$22,986	$21,125,210	$(18,964,372)	$2,183,824

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,367,954)	$(3,116,519)
Adjustments to reconcile net loss to net cash provided (used) in operating activities
Depreciation and amortization	1,777,920	955,723
Abandonment and impairment loss	—	759,629
Interest charged for beneficial conversion features of senior convertible debentures	912,524	—
Interest charged for fair valuation of warrants issued in connection with senior convertible and other debentures	—	619,453
Interest charged for amortization of deferred financing costs	1,822,459	—
Bad debts	214,556	604,709
Deferred income taxes	—	(1,094,984)
Minority interest in net (income) loss of consolidated subsidiaries	(93,368)	59,672
Loss on disposal of property and equipment	68,880	14,064
Interest accrued for convertible debenture and notes payable	645,224	—
Amortization of stock options	1,092,139	670,871
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,684,068)	(1,737,806)
Prepaid expenses and other current assets	23,095	(17,065)
Other assets	—	13,329
Accounts payable and accrued expenses	(824,616)	1,856,927
Income taxes	237,006	(802,000)
Current income tax liability	—	(732,453)
Cash collected for benefit of and payable to sellers of JFK and Passaic	222	55,770

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,824,019	(1,890,680)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(2,384,921)	(853,840)
Increase in restricted cash	(800,000)	—
Proceeds from sale of property assets	45,000	68,222
Investment in unconsolidated affiliates	(5,000)	(105,000)

NET CASH USED IN INVESTING ACTIVITIES	(3,144,921)	(890,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(814,522)	(1,019,060)
Advances from affiliates	23,721	28,063
Net proceeds from bank line of credit	2,355,668	1,600,000
Proceeds from notes payable	800,000	—
Deferred financing costs	(356,222)	402,167
Repayment of notes and loans	(552,654)	(1,095,337)
Repayment of minority member loans	—	(69,550)
Distributions to LLC members	(276,004)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,179,987	(153,717)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(140,915)	(2,935,015)
CASH AND CASH EQUIVALENTS – beginning of period	216,458	3,804,218

CASH AND CASH EQUIVALENTS – end of period	$75,543	$869,203

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Interest	$435,250	$495,849

Income taxes	$20,885	$732,453

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired through capital lease obligation	$191,570	$—

Discount of convertible debenture for fair value of beneficial conversion feature	$—	$208,235

Issuance of common stock in connection with MedAir settlement	$825,000	$—

Issuance of common stock in connection with Warantz settlement	$75,000	$—

Debt issued in connection with intangible assets acquired	$2,617,744	$—

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

As of December 31, 2007, CFWH operated thirty-five (35) hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. The Company has signed agreements to open and manage four (4) additional hyperbaric centers.

BASIS OF PRESENTATION

a. Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Acquisitions of entities under common control are accounted for under the pooling method of accounting at their historical costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”. Accordingly, the results of operations of these entities are included in the attached consolidated results of operations for the six months ended December 31, 2007 and 2006. All other acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition. All intercompany profits, transactions, and balances have been eliminated. Minority interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Minority interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Minority interest in net loss of consolidated subsidiaries” in the accompanying consolidated statement of operations. A minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the majority owned LLCs and adjusts the Company’s net assets to reflect only the Company’s share of the net assets of the majority-owned LLCs.

Investments in unconsolidated affiliates are accounted for using the equity method of accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. The accompanying unaudited financial statements and related notes and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited financial statements and related noted thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

Note 2 - Summary of Significant and Critical Accounting Policies

(a) Use of Estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company's evaluations.

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

As of December 31, 2007, the Company has reserved an aggregate of 11,639,247 shares of its common stock for issuance under awards made pursuant to its 2006 Stock Option Plan, the conversion of debentures, and the exercise of common stock purchase warrants.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

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

The fair value of the Company's options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Six Months Ended December 31, 2007
Expected life (years)	3-10
Risk free interest rate	4.21% - 4.98%
Volatility	107.0-164.0%
Dividend rate	0%

Stock compensation expense related to stock options was $447,760 and $1,092,139 for the three and six months ended December 31, 2007, respectively. This amount is included in the Condensed Consolidated Statements of Operations within the general and administrative expenses line item.

There were 250,000 stock options granted during the six months ended December 31, 2007. The following table represents our stock options granted, exercised, and forfeited during the first six months of fiscal 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at July 1, 2007	1,672,667	$3.39	5.47

Granted	250,000	3.40
Exercised	—	—
Forfeited/expired	(10,000)	4.00

Outstanding at December 31, 2007	1,912,667	$3.39	6.57

Exercisable at December 31, 2007	817,667	$3.34	5.20

As of December 31, 2007, there was $1,152,838 of unrecognized compensation cost.

Note 4 - Property and Equipment

December 31, 2007
Medical chambers and equipment, including $3,106,582 under capital leases	$7,926,082
Furniture, fixtures and computers	1,314,883
Leasehold improvements	4,744,255
Autos and vans	494,051

14,479,271
Less: Accumulated depreciation and amortization – including $900,345 for medical chambers and equipment under capital lease	5,134,088

$9,345,183

Depreciation expense amounted to $1,087,753 and $712,749 for the six months ended December 31, 2007 and 2006, respectively, of which $971,883 and $668,758 is included in cost of services. Depreciation expense for the three months ended December 31, 2007 and 2006 was $582,012 and $391,898, respectively, of which $514,478 and $360,678 is included in cost of services.

Note 5 - Intangible Assets

Intangible Assets consist of the following as of December 31, 2007:

Hospital contracts acquired	$5,237,661
Covenants not to compete	1,206,462

6,444,123
Less: Accumulated amortization	1,118,644

Net intangible assets with finite lives	5,325,479
Goodwill	751,957

Total intangible assets	$6,077,436

As part of the settlement with the Greenbergs (see Note 10f), the Greenbergs agreed not to compete with the Company for a five year period through August 2012 in exchange for $600,000, including imputed interest of $51,850, payable in 52 bi-weekly installments. Additionally, as part of a settlement with another related party (see Note 10h), the Company agreed to pay $658,337 for a covenant not to solicit and compete for 36 months ending in August 2010.

Furthermore, as part of the settlement with Warantz as disclosed in Note (i), the Company recorded goodwill in the amount of $304,426.

Amortization of intangibles was $461,492 and $121,262 and $690,166 and $242,873 for the three and six months ended December 31, 2007 and 2006, respectively, of which $434,084 and $121,262 and $626,186 and $242,873, respectively, for the same three and six months was charged to cost of services.

Management has adjusted the remaining useful lives of certain hospital contracts downward from their useful lives as determined by independent appraisers when the contracts were acquired because management is unable to determine that it is more likely than not that the contract will be renewed. The new period that the contracts are being amortized over are the remaining lives of the contracts. The effect of this change in estimate increased amortization in the current period by $140,000 and will increase such expense in each subsequent quarter until the contracts are fully amortized.

The following represents the estimated future amortization of the Intangible Assets inclusive of the change in estimated lives:

For the 12 Month Period Ending December 31,
2008	$1,845,969
2009	1,845,969
2010	1,441,690
2011	109,630
2012	82,221

Note 6 - Other Assets

Other Assets consist of the following as of December 31, 2007:

Deferred financing costs, net of amortization of $236,745	$411,849
Subordination & Consent Fee, net of Amortization of $1,850,000	—
Security deposit	17,760

Total other assets	$459,609

Amortization of the subordination and consent fee and deferred financing cost of $918,508 and $201,083, and $1,822,459 and $402,167 for the three and six months ended December 31, 2007 and 2006, respectively, was charged to interest expense.

Note 7 - Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 15.21% over three-to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of December 31, 2007 are as follows:

Total obligations under capital leases	$1,126,860
Less: Current installments	804,246

$322,614

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2007:

2008	$861,381
2009	299,238
2010	37,086

Total minimum lease payments amount	1,197,705
Less: Amounts representing interest	70,844

Present value of minimum lease payments	$1,126,860

Note 8 - Related Party Transactions

Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are non-interest bearing and due on demand.

Note 9 – Short-term Borrowings

a. The Company entered into a three-year $5,000,000 bank line of credit with Signature Bank on June 17, 2005, as amended on April 7, 2006. This line is secured by the assets of the Company and is personally guaranteed by certain of the Company's stockholders/officers. At December 31, 2007, CFWH had an outstanding balance of $6,489,000 in several advances under this facility. The available balance under this agreement varies based upon a formula of eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank's prime rate or LIBOR plus 2.5 points, at the option of the Company. The interest rates for these advances vary between 7.25—7.66% at December 31, 2007. The weighted average outstanding balance was $6,175,667 in fiscal 2008 and $3,685,714 in fiscal 2007. The weighted average interest rates for the six months ended December 31, 2007 and 2006 were 7.50% and 8.04%, respectively.

The original termination date of the bank line was June 16, 2006. Pursuant to an amendment entered into on April 7, 2006, the termination date of the bank line became February 1, 2007, and pursuant to an amendment entered into on April 7, 2007, the termination date became May 2, 2007. As of December 31, 2007, the Company was in compliance with the financial covenants of this agreement.

Pursuant to the Third Amendment to the credit facility effective May 2, 2007, the bank extended the line’s maturity to February 29, 2008, and increased the revolving credit line to $6,000,000 at substantially the same interest rates and secured by the same collateral. The Company also received the proceeds from a $1,500,000 term loan payable in six equal monthly principal installments of $33,333 commencing September 1, 2007, with the balance due February 29, 2008. At December 31, 2007, the balance outstanding on the term loan was $1,366,668, which is included in short-term borrowings on the balance sheet.

The amended agreement requires the Company to maintain certain financial covenants and ratios, limits capital expenditures and additional indebtedness, and prohibits dividends and distributions to minority interest without prior approval. The Company assigned the aggregate proceeds of key man life insurance of $12,500,000 on the lives of the company’s CEO and two directors to the lender.

The Company negotiated the Fourth and Fifth Amendments to the credit facility that, among other things, increased the availability under its revolving line of credit. The Sixth Amendment, executed March 19, 2008 and effective February 29, 2008, provided for the extension of the credit facility to April 15, 2008. On March 31, 2008 the Company entered into a new two year agreement with the bank (the “Seventh Amendment”) that includes a $5.5 million revolving line of credit and a $1 million term loan. The term loan matures March 31, 2009 and has 12 monthly principal amortization payments of $83,333. The Company agreed to pay off the $1.3 million balance of the existing term loan, was able to reduce the amount of key man insurance the bank had required be in place (naming the bank as the beneficiary), and removed the personal guarantees two of the Company’s directors had provided to the bank.

b. In September 2003, one holder of a minority of the membership interests (the “Minority Members”) in certain of the Company’s limited liability companies agreed to loan up to $500,000 to two of the Company’s LLCs. The amount outstanding at June 30, 2006 was $400,000 and was repaid in full on September 5, 2006.

Note 10 – Notes Payable

a. On April 7, 2006, we acquired the majority membership interests in 12 individual limited liability companies (the “Twelve LLCs”) from the holders of a majority of the membership interests (the “Majority Members”) in those companies. One of the Twelve LLCs entered into a three year $100,000 bank promissory note with Signature Bank in January 2005. This note is secured by the assets of the specific borrowing LLC and is personally guaranteed by certain of the Company's stockholders/officers. At December 31, 2007, CFWH has an outstanding balance of $5,556. The note is payable in monthly principal payments of $2,778 per month plus interest at 1% over the bank’s prime rate, which was 8.5% and 9.25% at December 31, 2007 and 2006, respectively. The loan was paid off in full and the agreement expired on February 1, 2008.

b. At the inception of several of the Company’s LLCs, the Company received non-interest bearing notes from participating Minority Members to help fund the LLCs initial growth. These loans ranged in size from $25,000 to $50,000 and were payable in equal monthly installments, starting 12-18 months after the loan, over a similar period of 12-18 months. The average monthly payment per loan was approximately $1,400. Interest on the loans was recognized at a rate of 8% and the loans were discounted accordingly. The loans were paid off in full in October 2006.

c. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of December 31, 2007, the Company has an outstanding balance due on these loans of $84,892. For the six months ended December 31, 2007, average monthly principal payments were approximately $3,919.

d. As part of the acquisition of Far Rockaway LLC, the Company issued a $650,000 note which was paid in August 2006 and a $1,350,000 promissory note which is payable on June 16, 2008.

e. In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from a company owned by a related party. The note was due on June 1, 2006 with accrued interest. The loan was repaid on April 21, 2006 in the amount of $150,000. At December 31, 2007, the accompanying consolidated balance sheet includes a receivable of $25,000 for the amount repaid in excess of the principal. This overpayment was applied against a portion of the funds due this related party as part of the Greenberg Settlement Agreement.

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

g. In June 2007, the Company received the proceeds from $1,000,000 in securities (“Mezzanine Loan”) from various investors (“Investors”). These securities were classified as liabilities in the financial statements since the Company could repay the Investors as described below. The securities gave the Investors an aggregate 25% share of a newly formed entity, CFWH Mezzanine, LLC (“Mezzanine”). Mezzanine operates a Hyperbaric and Wound Care facility at each of 10 new hospitals (as determined by the Company). The Company contributed the hospital contracts for these 10 facilities, manages Mezzanine and will pay any net profits to Mezzanine, of which the Investors will receive a 25% share.

The Investors’ shares in Mezzanine were redeemable by the Company if the Company paid the Investors 125% of the original subscription price within 180 days from the signing of the agreement, or pays 130% of the original subscription price within 210 days, or paid 150% of the original subscription price within 270 days, or 200% of the original subscription price within one year. If the Company did not redeem the interest in Mezzanine within one year, the Company would have lost the right to redeem the Investors interest in Mezzanine, and no money would have been due to the Investors. The Investors had the option to convert their interest in Mezzanine to shares of the Company’s stock at a conversion rate of $2.00 invested per share, or 500,000 shares for a two year period expiring in June 2009. After the closing on the Bison Note (see Note 14 – Subsequent Events), the Company retired the Mezzanine Loan.

h. Effective August 8, 2007, the Company entered into an agreement with Med-Air Consultants, Inc. (“Med-Air”) whereby the Company terminated several joint venture and consulting agreements with Med-Air. The key elements of this agreement include the Company’s purchase of the 51% of the membership interest of Raritan Bay LLC and the 40% of the membership interest of Bayonne LLC owned by Med-Air, the elimination of Med-Air’s right to participate in a certain number of wound care centers the Company anticipates opening over several years, the elimination of fees associated with treatments at three of the Company treatment centers, and Med-Air’s covenant not to compete with or solicit employees of the Company. The purchase price paid by the Company was 300,000 shares of the Company’s common stock, whose fair value at the date of issuance was $825,000, a non-interest bearing 36 month note of $1,655,000 — net of 9% imputed interest of $239,000, and its interest in Southampton LLC. The purchase price note also includes all amounts due under capital leases for six chambers, approximately $233,000 at June 30, 2007, and the option to acquire the chambers for $1 each. The total assets acquired aggregated $2,411,312 of which $658,337 is for the non-solicitation agreement and hospital contracts of $1,752,975.

i. Effective October 1, 2007, the Company entered into an agreement with Warantz Healthcare Group Inc., Rapid Recovery of America, Inc. Millennium Healthcare LLC, SMWNJ, Inc. SMWNY, Inc and Modern Medical Specialties, LLC (“Warantz”) whereby the Company terminated several joint venture and consulting agreements with Warantz. The key elements of this agreement includes the Company acquiring, for $431,000 and 30,000 restricted shares of common stock, whose fair value was $75,000, the 40% interest in Modern Medical, LLC that it did not own. The Company recorded a Notes Payable in the amount of $377,665 at December 31, 2007 which is net of imputed interest of $45,002. The settlement also provided for the termination of a joint venture for two stand-alone healthcare facilities for total cash consideration of $96,000, and the elimination of its joint venture participation in a potential hospital-based healthcare facility that the Company believes may compete with an existing wound care center. Payment requirements for these negotiated agreements range from six to 33 months.

j. In December, 2007 the Company received $800,000 from individual lenders in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest paid in cash or in lieu of cash, warrants with an exercise price of $2. These funds were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008 (of the $1.5 million, $1.2 million was used to retire principal and $300 thousand was paid for a consent fee). Prior to the payment in full of the Bondholders on March 31, 2008, the $800,000 was held by an escrow agent and shown as Restricted Cash on the Company’s balance sheet.

In January, 2008 the Company raised an additional $800,000 according to the same terms as described above, bringing the total Bridge Financing Note to $1.6 million. On January 25, 2008 the Company used $1.5 million of the Bridge Financing Note to pay the Bondholders and $100,000 for working capital purposes. On March 31, 2008 the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing.

k. Summary – Notes Payable as of December 31, 2007 consists of the following:

Notes payable	$5,770,928
Less: Current portion	4,545,899

$1,225,029

Maturities of the long-term portion of notes payable as of December 31, 2007 are as follows:

For the 12 Month Period Ending December 31,
2008	$4,545,899
2009	840,239
2010	384,790

$5,770,928

Note 11 - 8% Secured Convertible Debenture

On April 7, 2006, the Company received $5,500,000 in gross proceeds ($4,912,500 after placement agent fees and other offering costs, plus an additional 150,000 common shares issued to the placement agent), in exchange for its secured convertible debenture issued to DKR Sound Shore Oasis Holding Fund Ltd. ($5.1 million) and Harborview Master Fund LP ($0.4 million), together the “Bondholders.” The debenture was originally due on April 7, 2007. As provided in the agreement, the due date was extended to September 7, 2007 since the Company did not exercise its rights to call certain warrants. The debenture is convertible at the option of the Bondholders into common shares at $3 per common share (subject to adjustment) at any time and in any amount prior to maturity; however, the debenture is subordinated to the Signature Bank line of credit. This debenture bears interest at 8% per annum, payable in cash or in common shares at the conversion price (subject to certain eligibility requirements). $2,000,000 of the proceeds of the debenture was paid to the Majority Members as partial consideration for the simultaneous acquisitions of the Twelve LLCs previously discussed.

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

Because the senior convertible debentures were immediately convertible, and can be converted at a price on the date of sale ($3.00 per share), which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500,000. Consequently, $2,108,240 was allocated to the beneficial conversion feature, and $3,391,760 to the warrants, using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of June 30, 2006 were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. For the six months ended December 31, 2006, $619,453 was charged to operations and the remaining unamortized discount of $223,410 was reflected as a reduction of the senior convertible note. In 2007, this amount was amortized to expense to the un-extended maturity date of the senior convertible debenture of April 7, 2007.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each Bondholder for each month the Registration Statement is not filed up to a maximum of 9% per Bondholder. The maximum damages amount to $495,000. As of December 31, 2007 and 2006, the Company recorded an accrual for damages amounting to $0 and $495,000, respectively. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised by Oasis.

On February 28, 2007, Oasis issued a Default Notice to the Company because of the Company’s failure to timely file this annual report on Form 10KSB, the cessation of the Company’s securities being listed or quoted on the Over-the-Counter Bulletin Board of the NASD, and the Company’s failure to file a Registration Statement within 60 days of the Registration Rights Agreement. On March 1, 2007, Signature Bank issued a “blocking letter” that, among other things, precluded the debenture holders exercising any of the remedies as provided for as provided for in the Debenture Agreement. On May 29, 2007 the Company, its debenture holders and Signature Bank negotiated a restructuring of the Company’s senior secured loan and the secured debentures. Among other modifications, the debenture holders withdrew their default notice and all alleged defaults under both agreements were waived.

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 29, 2007 by $504,778 and the $495,000 in damages referred to in the second preceding paragraph. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt required a $1,000,000 payment to the bondholders on June 21, 2007 of which $800,000 is a principal reduction and $200,000 is a “consent fee” to restructure the debentures; this payment was made on June 20, 2007. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration were charged to operations as additional interest from the restructure date to December 31, 2007, the initial maturity date of the debentures. On the initial maturity date, the Company had the option to repay the outstanding principal and accrued interest thereon, or to extend the maturity to March 31, 2008 if it has paid an additional $1,200,000 in principal payments and an additional consent fee of $300,000. On December 21, 2007 the Company and the bondholders agreed to extend until January 31, 2008 the date by which the Company had to make the $1,500,000 payment. The Company exercised this maturity extension option on January 25, 2008 and the remaining outstanding principal and accrued interest, and the additional consideration payment of $1,650,000, was paid in full on March 31, 2008.

Note 12 – Income Taxes

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

The Company adopted the provisions of FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operation. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

During the six months ended December 31, 2007, the Company recognized no adjustments for uncertain tax benefits. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

Note 13 - Commitments and Contingencies

a. Minimum payments under non-cancelable operating lease obligations for office space at December 31, 2007, are as follows:

For the 12 Month Period Ending December 31,
2008	$178,560
2009	178,830
2010	181,800
2011	140,070
2012	77,220
Thereafter	—

Rent expense under all operating leases charged to operations for the three and six months ended December 31, 2007 and 2006, respectively, was $39,982 and $58,176 and $131,699 and $165,136.

b. The Company has signed agreements to open and manage four (4) additional hyperbaric centers in fiscal year 2008.

c. In October 2007, Advantedge Healthcare Solutions (“AdvantEdge”) filed a complaint against The Center for Wound Healing I, LLC, a subsidiary of the Company, in the Superior Court of New Jersey Law Division: Middlesex County, alleging breach of contract with respect to a software license agreement. The lawsuit seeks money damages and attorneys’ fees totaling approximately $600,000. In December 2007, we filed an answer denying the claims raised by AdvantEdge, raising various affirmative defenses, and noting that AdvantEdge’s claims are subject to arbitration pursuant to the terms of the underlying agreement. In April, 2008 the Company settled this claim and both parties agreed to appropriate and complete mutual releases and confidentiality agreements with respect to the terms of the settlement.

d. On February 19, 2008, Alan M. Dietzek filed a complaint against The Center for Wound Healing, Inc. in the Supreme Court of the State of New York County of Kings. The plaintiff seeks damages of at least $250,000 for non-payment of certain finder’s fees and/or unjust enrichment. The Company believes that the claims alleged in the Complaint are wholly without merit and that the Company has no liability on account of such claims. The Company intends to vigorously oppose Dr. Dietzek’s claims.

Note 14 - Subsequent Events

a. Effective March 31, 2008, Mr. Barnett’s employment agreement was modified in several respects including an extension to 2011; an increase in his base compensation to $375,000; the provision of bonus payments, which are a function of the achievement of defined performance goals; the reset to fair market value of the exercise price of the options granted to Mr. Barnett; and the granting of an additional 750,000 options at fair market value that vest when and if the Company achieves defined annual performance criteria.

b. On March 31, 2008 the Company completed a $20 million senior secured subordinated financing agreement with Bison Equity Capital Partners (“Bison”) (the “Bison Note”). The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.8 million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest; and certain extended accounts payable and other obligations. Additionally, $3.3 million of the proceeds has been applied to the revolving credit facility and is available for working capital purposes.

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

•

Bison also received warrants equal to 20% of the fully diluted common stock of the Company. The Company has the opportunity to extinguish a certain number of these warrants based upon its achievement of EBITDA and leverage thresholds. The warrants which are calculated to be 7,080,363 at March 31, 2008 are exercisable at $5.00 per share, have a seven year life and carry standard anti-dilution and registration rights provisions. The Note carries certain EBITDA and leverage ratio covenants, limitations on maximum allowable debt with Signature and other credit parties, limitations on capital expenditures, and limitations on investments and acquisitions.

•	The debt is subordinated to Signature Bank.

ITEM 2.	Management's Discussion and Analysis or Plan of Operations:

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

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2007 TO THE THREE MONTHS ENDED DECEMBER 31, 2006

REVENUES:

Revenues for the three months ended December 31, 2007 were $6.5 million, an increase of $1.6 million or 33.4% over the three months ended December 31, 2006, when revenues were $4.9 million. Revenues increased as a result of higher volume at existing centers plus the inclusion of revenue from centers not open in the prior period.

OPERATING EXPENSES:

Overview: Operating expenses for the three months ended December 31, 2007 were approximately $5.6 million, or 87.3% of total revenues compared to $6.6 million or 135.6% of revenues for the 2006 three months. The $1.0 million reduction in operating costs is the result of the substantial reduction in nonrecurring expenses incurred during the prior reporting period, including approximately $760 thousand for the write-down of assets associated with the termination of several joint venture agreements the Company was a party to.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, computer hardware, and depreciation relating to hyperbaric medical chambers and leasehold improvements, were $3.5 million for the three months ended December 31, 2007 compared to $2.7 million for the prior three month period. While the absolute dollar increase was $0.8 million, the result of increases in center payroll and depreciation (due to more centers becoming operational), as a percent of revenues cost of services was 53.6% versus 55.1% in 2006. Gross margin for the three months ended December 31, 2007 was 46.4% versus 44.9% for the corresponding period last year. The improved margin was the result of higher sales volume from the portfolio of centers and a smaller increase in cost of services relative to sales.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of comprehensive wound care increased by $9 thousand to $15 thousand, the result of increased costs associated with the opening of new centers during the quarter.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs declined by $0.9 million to $2.1 million or 31.7% of total revenues for the three months ended December 31, 2007, compared to $2.9 million (60.8%) for the three months ended December 31, 2006. The decline is due to the reduction of noncash executive compensation and professional fees and a focus on cost control as the Company continued with its operational restructuring and implementation of its business plan.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $95 thousand or 1.5% of revenues for the three months ended December 31, 2007, compared to $31 thousand or 0.6% of total revenues for the 2006 three months. The increase is due to the acquisition of various information technology items necessary for the Company to conduct its business.

Bad debt expense: Bad debt expense was $12 thousand or 0.2% of total revenues for the three months ended December 31, 2007 compared to $159 thousand or 3.3% of revenues for the 2006 three months. The reduced bad debt provision reflects management’s estimate of potential loss associated with the accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code during 2006.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $2.1 million or 33.0% of total revenues for the three months ended December 31, 2007, compared to $0.8 million or 17.2% of revenues for the 2006 three months. The $1.3 million or 155.6% increase in interest expense in the three months ended December 31, 2007 is attributable to $0.9 million of noncash charges associated with the amortization of the beneficial conversion feature of the convertible debenture compared to zero in 2006, and $1.1 million of cash and noncash interest expense associated with the senior convertible debentures and the bank working capital line. In 2006 $0.7 million was charged to operations for the fair value of warrants without a corresponding expense in the current period.

Other expense: The Company did not incur any charges for the three months ended December 31, 2007 compared to $0.2 million in 2006, which charges related to the damages associated with the Company’s senior convertible debentures

INCOME TAXES:

We did not recognize any tax benefit attributable to our current operations as we do not believe it is more likely than not that we will be able to utilize the operating loss in the future. The tax benefit recognized in 2006 results from carrying back that loss to prior tax years.

NET INCOME (LOSS):

For the three months ended December 31, 2007, the Company lost $1.3 million or ($0.06) cents per share, compared to a net loss of $1.7 million or ($0.07) cents per share for the 2006 three months, as a result of the foregoing.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2007 TO THE SIX MONTHS ENDED DECEMBER 31, 2006

Revenues for the six months ended December 31, 2007 were $12.4 million, an increase of $2.8 million or 28.8% compared to the six months ended December 31, 2006. Revenues increased as a result of higher volume at existing centers plus volume from centers added during the six month period.

OPERATING EXPENSES:

Overview: Operating expenses for the six months ended December 2007 were approximately $10.9 million, or 88.0% of total revenues, compared to $12.5 million or 129.8% of revenues for the six months ended December 31, 2006. The reduction in costs is the result of a substantial reduction in nonrecurring cash and noncash charges, including approximately $760 thousand in noncash charges for the abandonment and impairment costs associated with the termination of certain contracts and joint venture agreements and approximately $700 thousand of one-time professional fees associated with various acquisitions completed by the Company during 2006.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, increased by $0.8 million to $6.3 million or 51.0% of total revenues for the six months ended December 31, 2007, compared to $5.5 million or 57.4% of total revenues for the corresponding 2006 period. For the six months ended December 31, 2007, the Company’s gross margin was 49.0%, compared to 42.6% for the 2006 six months. The improved gross margin is the result of increased sales across the portfolio of centers and a smaller increase in cost of services relative to sales.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of comprehensive wound care, decreased by $36 thousand to $37 thousand or approximately 0.3% of total revenues for the six months ended December 31, 2006, compared to $73 thousand for the 2006 six months.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees.

General and administrative costs decreased by $1.3 million to $4.2 million or 33.5% of revenues for the six months ended December 31, 2007, compared to $5.5 million or 57.3% of revenues for the six months ended December 31, 2006. The decline is due to the reduction of noncash executive compensation and professional fees and a focus on cost control.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $180 thousand or 1.4% of revenues for the six months ended December 31, 2007, compared to $44 thousand or 0.5% of revenues for the 2006 six month period.

Bad debt expense: Bad debt expense was $0.2 million or 1.7% of revenues for the six months ended December 31, 2007 compared to $0.6 million or 6.0% of revenues for the 2006 six months. The reduced bad debt provision reflects management’s estimate of potential loss associated with accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code during 2006. The reduction is due to much tighter management control over accounts receivable.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $3.9 million or 31.2% of revenues for the six months ended December 31, 2007, compared to $1.8 million or 18.2% of revenues for the 2006 six months. The $2.1 million or 56.9% increase over the prior six month period is attributable to (i) $0.9 million of non-cash charges associated with the amortization of the beneficial conversion feature of the convertible debenture compared to zero in 2006; (ii) the amortization of $0.9 million of deferred finance costs compared to zero charged in 2006; and (iii) $0.3 million of interest accrued for the senior debentures.

Minority interest (income) expense: Minority interest income of $93 thousand for the six months ended December 31, 2007 is $153 thousand more than the prior period when minority interest expense was $60 thousand.

Other expense: Other expense of $0 compares favorably to the $413 thousand expense incurred during the prior period, the result of the penalty related to the convertible debenture.

INCOME TAXES:

The Company incurred $12 thousand of state and municipal taxes for the six months ended December 31, 2007 versus the income benefit of $2.0 million for the six months ended December 31, 2006.

NET INCOME (LOSS):

For the six months ended December 31, 2007, the Company lost $2.4 million or ($0.10) cents per share, compared to a net loss of $3.1 million or ($0.14) cents per share for the 2006 six months as a result of the foregoing.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash provided by operating activities was $1.8 million for the six months ended December 31, 2007, compared to net cash used in operating activities of $1.9 million for the same period in 2006. This increase of $3.7 million was the result of a $0.7 million reduction in our net loss plus the net addition of $4.4 million of noncash charges that included:

•	$1.8 million of depreciation and amortization compared to $1.0 million in the prior reporting period, primarily the result of new centers with depreciable assets;

•	$0.9 million for the interest charged for the beneficial conversion feature of the senior convertible debentures, which were retired in full at March 31, 2008 from the proceeds of the Bison financing;

•	$1.8 million for the amortization of deferred financing costs;

•	$0.2 million for the bad debt provision as compared to $0.6 million in 2006;

•	$1.1 million for the amortization of stock options as compared to $0.7 million in 2006; and,

•	$0.8 million of abandonment and impairment loss charged in the previous year

•	$0.6 million of interest expense for convertible debentures and notes payable.

Investing Activities: Net cash used in investing activities was $3.1 million for the six months ended December 31, 2007, compared to $0.9 million of net cash used in investing activities for the same period in 2006. The primary uses of cash were for the purchases of property and equipment of $2.4 million in the current period while such purchases were $0.9 million in 2006 and $0.8 million of restricted cash in connection with a note payable. The Company received $45 thousand in proceeds from the sale of certain assets during the 2007 six month period compared with $68 thousand received for the same period in 2006.

Financing Activities: Net cash provided by financing activities was $1.2 million for the six months ended December 31, 2007, compared to net cash used in financing activities of $0.1 million in the same period in 2006. We made disbursements of $2.0 million for the six months ended December 31, 2007, of which $0.6 million was for the repayment of loans, $0.8 million was for principal payments on capital lease obligations, $0.3 million for distributions to LLC members and $0.3 million for deferred finance costs. The Company received net proceeds of $2.4 million from short term borrowings that were provided by the Company’s senior lender and $0.8 million of restricted cash from a note payable.

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

On March 31, 2008, CFWH entered into a financing transaction with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., pursuant to which the Company received a discounted amount of $17,500,000. For more details, please see Note 14 to the Notes to Consolidated Financial Statements.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon his evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has now established appropriate controls and procedures with respect to the use of corporate funds and is in the process of installing a company-wide accounting and financial reporting application suite.

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

On February 19, 2008 Alan M. Dietzek filed a complaint against The Center for Wound Healing, Inc. in the Supreme Court of the State of New York County of Kings. The plaintiff seeks damages of at least $250,000 for non-payment of certain finder’s fees and/or unjust enrichment. The Company believes that the claims alleged in the Complaint are wholly without merit and that the Company has no liability on account of such claims. The Company intends to vigorously oppose Dr. Dietzek’s claims.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Default Upon Senior Securities

As of May 23, 2008, the Company is in compliance with its debt covenants.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended December 31, 2007.

ITEM 5.	Other Information:

None.

ITEM 6.	Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief Financial	May 23, 2008
Andrew G. Barnett	Officer; Chief Accounting Officer