Form 10QSB
period 2008-03-31
Center for Wound Healing, Inc.
filed 2008-07-11
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

The aggregate market value of the registrant's common stock held by non-affiliates as of March 31, 2008 was approximately $18,310,835.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date. As of July 11, 2008, there were 23,756,287 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-QSB
March 31, 2008

ITEM 1.  UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash in bank	$3,961,809	$216,458
Accounts receivable, net of allowance for doubtful accounts of $2,322,785 and $2,202,510 , respectively	13,286,356	10,754,557
Notes receivable	275,683	367,484
Income tax refunds receivable	19,857	883,596
Prepaid expenses and other current assets	80,903	157,801

Total current assets	17,624,608	12,379,896

Notes receivable	174,818	385,478
Property and equipment, net	9,102,675	7,970,325
Invesment in unconsolidated affiliates	-	75,702
Intangible assets, including goodwill of $751,957	5,615,944	3,578,715
Other assets	2,734,824	1,959,717
TOTAL ASSETS	$35,252,869	$26,349,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,985,216	$5,661,811
Current maturities of capital leases	658,249	1,530,862
Short-term borrowings	6,500,000	5,500,000
Notes payable	2,310,480	2,429,260
8% Secured convertible debentures	-	6,485,601
Payable to former majority members	633,122	771,357
Due to affiliates	369,517	206,082

Total current liabilities	14,456,584	22,584,973

15% senior secured subordinated promissory note	14,068,659	-
Notes payable, net of current maturities	1,000,177	65,254
Capital lease obligations, net of current maturities	201,993	498,688
Minority interest in consolidated subsidiaries	720,830	908,202

TOTAL LIABILITIES	30,448,243	24,057,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized and unissued
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,985,781 and 22,655,781 shares issued and outstanding	22,986	22,656
Additional paid-in capital	24,815,530	18,866,478
Accumulated deficit	(20,033,890)	(16,596,418)

TOTAL STOCKHOLDERS' EQUITY	4,804,626	2,292,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,252,869	$26,349,833

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

REVENUES
Treatment fees	$6,498,789	$5,855,728	$18,911,023	$15,490,616

OPERATING EXPENSES
Cost of services	3,330,333	2,699,296	9,657,058	8,227,300
Sales and marketing	7,794	98,916	44,888	171,635
General and administration	2,244,197	3,434,311	6,408,455	8,950,935
Abandonment and impairment loss	-	-	-	759,629
Depreciation and amortization	117,781	28,700	297,632	72,792
Bad debts	1,902	229,192	216,458	810,813

TOTAL OPERATING EXPENSES	5,702,007	6,490,415	16,624,491	18,993,104

OPERATING INCOME (LOSS)	796,782	(634,687)	2,286,532	(3,502,488)

OTHER EXPENSE
Interest expense	(1,563,156)	(681,681)	(5,433,643)	(2,435,622)
Minority interest in net income of consolidated subsidiaries	(275,138)	(134,006)	(181,770)	(193,678)
Loss on disposal of property and equipment	-	(8,968)	(68,880)	(23,032)
Other expenses	(20,866)	-	(20,866)	(412,500)

TOTAL OTHER EXPENSES	(1,859,160)	(824,655)	(5,705,159)	(3,064,832)

(LOSS) BEFORE PROVISION (BENEFITS) FOR INCOME TAXES	(1,062,378)	(1,459,342)	(3,418,627)	(6,567,320)

PROVISION (BENEFITS) FOR INCOME TAXES
Current taxes	7,140	233,818	18,845	(662,657)
Deferred taxes	-	-	-	(1,094,984)
TOTAL PROVISION (BENEFITS) FOR INCOME TAXES	7,140	233,818	18,845	(1,757,641)

NET (LOSS)	$(1,069,518)	$(1,693,160)	(3,437,472)	(4,809,679)

NET (LOSS) PER COMMON SHARE BASIC
AND DILUTED	$(0.05)	$(0.07)	$(0.15)	(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	22,985,781	22,655,781	22,932,108	22,655,781

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

	Common Stock		Additional Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at July 1, 2007	22,655,781	$22,656	$18,866,478	$(16,596,418)	$2,292,716
Amortization of stock options (Unaudited)			1,618,041		1,618,041
Issuance of warrants in connection with Bison
financing (Unaudited)			3,431,341		3,431,341
Issuance of common stock in connection with
MedAir settlement (Unaudited)	300,000	300	824,700		825,000
Issuance of common stock in connection with
Warantz settlement (Unaudited)	30,000	30	74,970		75,000
Net loss (Unaudited)				(3,437,472)	(3,437,472)

Balance at March 31, 2008 (Unaudited)	22,985,781	$22,986	$24,815,530	$(20,033,890)	$4,804,626

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,437,472)	$(4,809,679)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,888,672	1,476,837
Abandonment and impairment loss	-	759,629
Interest charged for beneficial conversion features of 8% senior convertible
debentures	912,524	-
Interest charged for fair valuation of warrants issued in connection with 8% senior
convertible and other debentures	-	842,863
Interest charged for amortization of deferred financing costs	1,951,771	603,250
Bad debts	216,458	810,813
Deferred income taxes	-	(1,094,984)
Minority interest in net income of consolidated subsidiaries	181,770	193,678
Loss on disposal of property and equipment	68,880	23,032
Interest accrued for convertible debenture and notes payable	664,659	-
Amortization of stock options	1,351,118	1,957,622
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,445,796)	(2,585,447)
Prepaid expenses and other current assets	(40,253)	32,900
Other assets	-	16,110
Accounts payable and accrued expenses	(1,970,645)	3,072,267
Income taxes	863,739	(1,765,358)
Cash collected for benefit of and payable to sellers of JFK and Passaic	-	55,769
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,205,425	(410,698)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(2,766,096)	(1,625,809)
Proceeds from sale of property assets	45,000	68,222
(Increase) decrease in security deposits	(459)	-
Investment in unconsolidated affiliates	-	(105,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,721,555)	(1,662,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,106,717)	(1,515,399)
Advances from (repayments to) affiliates	134,459	(171,361)
Net proceeds from bank line of credit	1,000,000	1,600,000
Proceeds from issuance of 15% senior secured subordinated note payable	17,500,000	-
Deferred financing costs	(2,760,290)	-
Repayment of notes and loans	(3,401,601)	(1,118,345)
Repayment of minority member loans	-	(69,550)
Payments to former majority members	(30,241)	-
Payment of 8% senior convertible debenture	(7,398,125)	-
Proceeds from notes payable	1,600,000	-
Distributions to LLC members	(276,004)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,261,481	(1,274,655)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,745,351	(3,347,940)

CASH AND CASH EQUIVALENTS – beginning of period	216,458	3,804,218

CASH AND CASH EQUIVALENTS – end of period	$3,961,809	$456,278

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period:
Interest	$1,904,690	$670,805
Income taxes	$21,185	$1,102,174

Noncash financing and investing activities:
Equipment acquired through capital lease obligation	$217,148	$208,235
Issuance of common stock in connection with MedAir settlement	$825,000	$-
Issuance of common stock in connection with Warantz settlement	$75,000	$-
Debt issued in connection with Intangible asset acquired	$2,617,744	$-
Warrants issued in connection with Bison financing	$3,431,341	$-

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

As of March 31, 2008, CFWH operated thirty-five (35) hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. The Company has signed agreements to open and manage four (4) additional hyperbaric centers.

Note 2 -  Significant Accounting Policies

a. Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). Acquisitions of entities under common control are accounted for under the pooling method of accounting at their historical costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”. Accordingly, the results of operations of these entities are included in the attached consolidated results of operations for the nine months ended March 31, 2008 and 2007. All other acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition. All intercompany profits, transactions, and balances have been eliminated. Minority interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Minority interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Minority interest in net loss of consolidated subsidiaries” in the accompanying consolidated statement of operations. A minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the majority owned LLCs and adjusts the Company’s net assets to reflect only the Company’s share of the net assets of the majority-owned LLCs.

Investments in unconsolidated affiliates are accounted for using the equity method of accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. The accompanying unaudited financial statements and related notes and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

b. Use of Estimates:

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company's evaluations.

c. Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings (loss) per share are calculated on the weighted effect of all common shares issued and outstanding, and are calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings (loss) per share, which are calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, are not presented separately as this is antidilutive. Such securities have been excluded from the per share computations as they would be antidilutive.

As of March 31, 2008, the Company has reserved an aggregate of 12,473,655 shares of its common stock for issuance under awards made pursuant to its 2006 Stock Option Plan, the conversion of debentures, and the exercise of common stock purchase warrants.

d. Stock-Based Compensation:

The Company applies FASB Statement No. 123R, "Share Based Payment" in accounting for its stock-based compensation plans. Statement 123R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates. See Note 3 for further details.

e. Income Taxes:

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective July 1, 2007, we adopted the provisions of FIN 48. See Note 13 for further details regarding the adoption of this interpretation.

f. Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect that may result from the adoption of SFAS No. 160 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised,” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements concerning how the acquirer recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

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

g. Reclassifications:

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

For the Nine months Ended March 31, 2008
Expected life (years)	3-10
Risk free interest rate	4.21% - 4.98%
Volatility	107.0-164.0%
Dividend rate	0%

Stock compensation expense related to stock options was $258,979 and $1,351,118 for the three and nine months ended March 31, 2008, respectively. This amount is included in the Condensed Consolidated Statements of Operations within the general and administrative expenses line item.

There were 250,000 stock options granted during the nine months ended March 31, 2008. The following table represents our stock options and warrants granted, exercised, and forfeited during the first nine months of fiscal 2008.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual
Stock Options and Warrants	of Shares	per Share	Term (years)
Outstanding at July 1, 2007	4,422,667	$3.93	4.26
Granted	7,723,488	4.83
Exercised	-	-
Forfeited/expired	(20,000)	3.75
Outstanding at March 31, 2008	12,126,155	$4.50	7.64

Exercisable at March 31, 2008	8,748,759	$4.42	7.03

As of March 31, 2008, there was $905,417 of unrecognized compensation cost.

Note 4 – Property and Equipment

March 31, 2008
Medical chambers and equipment, including $3,106,582 under capital leases	$7,935,155
Furniture, fixtures and computers	1,662,027
Leasehold improvements	4,794,791
Autos and vans	494,051
14,886,024
Less: Accumulated depreciation and amortization – including $1,011,683 for medical chambers and equipment under capital lease	5,783,349
$9,102,675

Depreciation expense amounted to $1,737,014 and $1,103,418 for the nine months ended March 31, 2008 and 2007, respectively, of which $ 1,530,770 and $1,030,625 is included in cost of services. Depreciation expense for the three months ended March 31, 2008 and 2007 was $649,260 and $390,568 respectively, of which $558,887 and $361,766 is included in cost of services.

Note 5 - Intangible Assets

Intangible Assets consist of the following as of March 31, 2008:

Hospital contracts acquired	$5,237,661
Covenants not to compete	1,206,462
6,444,123
Less: Accumulated amortization	1,580,136
Net intangible assets with finite lives	4,863,987
Goodwill	751,957
Total intangible assets	$5,615,944

As part of the settlement with the Greenbergs (see Note 10f), the Greenbergs agreed not to compete with the Company for a five year period through August 2012 in exchange for $600,000, including imputed interest of $51,850, payable in 52 biweekly installments. Additionally, as part of a settlement with another related party (see Note 10h), the Company agreed to pay $658,312 for a covenant not to solicit and compete for 36 months ending in August 2010.

Furthermore, as part of the settlement with Warantz as disclosed in Note 10i, the Company recorded goodwill in the amount of $304,426.

Amortization of intangibles was $461,492 and $130,546 and $1,151,658 and $373,419 for the three and nine months ended March 31, 2008 and 2007, respectively, of which $434,084 and $130,546 and $1,060,270 and $373,419, respectively, for the same three and nine months was charged to cost of services.

Management adjusted the remaining useful lives of certain hospital contracts downward from their useful lives as determined by independent appraisers when the contracts were acquired because management is unable to determine that it is more likely than not that the contract will be renewed; the contracts are being amortized over are the remaining lives of the contracts. The effect of this change in estimate increased amortization in the current period by approximately $140,000 and will increase such expense in each subsequent quarter until the contracts are fully amortized.

The following represents the estimated future amortization of the Intangible Assets inclusive of the change in estimated lives:

For the 12 Month Period Ending March 31,
2008	$1,845,969
2009	1,845,969
2010	1,007,604
2011	109,630
2012	54,815
$4,863,987

Note 6 - Other Assets

Other Assets consist of the following as of March 31, 2008:

Deferred financing costs, net of amortization of $366,057	$2,717,064
Subordination & consent fee, net of amortization of $1,850,000	-
Security deposit	17,760
Total other assets	$2,734,824

Amortization of the subordination and consent fee and deferred financing cost of $129,312 and $201,083, and $1,951,771 and $603,250 for the three and nine months ended March 31, 2008 and 2007, respectively, was charged to interest expense.

Note 7 - Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 15.21% over three to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of March 31, 2008 are as follows:

Total obligations under capital leases	$860,242
Less: Current installments	658,249
$201,993

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2008:

2008	$701,957
2009	184,437
2010	26,052
Total minimum lease payments amount	912,446
Less: Amounts representing interest	52,204
Present value of minimum lease payments	$860,242

Note 8 -Related Party Transactions

a. In December, 2007 and January, 2008 the Company raised a total of $1.6 million from individual investors in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest paid in cash or in lieu of cash, warrants with an exercise price of $2. These funds were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008 (of the $1.5 million, $1.2 million was used to retire principal and $300 thousand was paid for a consent fee). Prior to the payment in full of the Bondholders on March 31, 2008, the $1,600,000 was held by an escrow agent and shown as Restricted Cash on the Company’s balance sheet. Certain members of the Company’s board of directors and officers of the Company participated in this Bridge Financing and lent the Company $600,000 of the total $1.6 million raised.

On January 25, 2008 the Company used $1.5 million of the Bridge Financing Note to pay the Bondholders and $100,000 for working capital purposes. On March 31, 2008 the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing.

b. Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are noninterest bearing and due on demand.

Note 9 –Short-term Borrowings

a. The Company entered into a three-year $5,000,000 bank line of credit with Signature Bank on June 17, 2005, as amended on April 7, 2006. This line is secured by the assets of the Company and is personally guaranteed by certain of the Company's stockholders/officers. At March 31, 2008, CFWH had an outstanding balance of $6,500,000 in several advances under this facility. The available balance under this agreement varies based upon a formula of eligible receivables of the Company and its affiliates, as defined in the agreement. The outstanding balance bears interest at the bank's prime rate or LIBOR plus 2.5 points, at the option of the Company. The interest rates for these advances vary between 7.25 - 7.66% at March 31, 2008. The weighted average outstanding balance was $6,175,667 in fiscal 2008 and $3,685,714 in fiscal 2007. The weighted average interest rates for the nine months ended March 31, 2008 and 2007 were 7.50% and 8.54%, respectively.

The original termination date of the bank line was June 16, 2006. Pursuant to an amendment entered into on April 7, 2006, the termination date of the bank line became February 1, 2007, and pursuant to an amendment entered into on April 7, 2007, the termination date became May 2, 2007. As of March 31, 2008, the Company was in compliance with the financial covenants of this agreement.

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

Note 10 – Notes Payable

a. On April 7, 2006, we acquired the majority membership interests in 12 individual limited liability companies (the “Twelve LLCs”) from the holders of a majority of the membership interests (the “Majority Members”) in those companies. One of the Twelve LLCs entered into a three year $100,000 bank promissory note with Signature Bank in January 2005. This note is secured by the assets of the specific borrowing LLC and is personally guaranteed by certain of the Company's stockholders/officers. The note is payable in monthly principal payments of $2,778 per month plus interest at 1% over the bank’s prime rate, which was 8.5% and 9.25% at March 31, 2008 and 2007, respectively. The loan was paid off in full and the agreement expired on February 1, 2008.

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

c. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of March 31, 2008, the Company has an outstanding balance due on these loans of $ 74,639. For the nine months ended March 31, 2008, average monthly principal payments were approximately $3,919.

d. As part of the acquisition of Far Rockaway LLC, the Company issued a $650,000 note, which was paid in August 2006 and a $1,350,000 promissory note, which was paid off in full on June 13, 2008.

e. In March 2006, CFWH received the proceeds of a 10% promissory note in the amount of $125,000 from a company owned by a related party. The note was due on June 1, 2006 with accrued interest. The loan was repaid on April 21, 2006 in the amount of $150,000. At March 31, 2008, the accompanying consolidated balance sheet includes a receivable of $25,000 for the amount repaid in excess of the principal. This overpayment was applied against a portion of the funds due this related party as part of the Greenberg Settlement Agreement.

f. Effective September 30, 2007 the Company negotiated the termination of Ms. Greenberg’s five year employment with the Company, in which all of the Company’s obligations under the employment agreement were concluded, as well as the termination of a consulting agreement with Ms. Greenberg’s spouse, in which JD Keith LLC, the spouse’s consulting firm, was to be paid $10,000 per month for five years as well as commissions and other compensation. As part of the settlement, the Company entered into a non-compete and non-solicitation agreement with the Greenbergs. Among other things, the Greenbergs agreed to a five year non-compete with the Company. The Company will pay JD Keith LLC approximately $600,000 in 52 bi-weekly installments during the first two years of the five year non-compete agreement. The present value of the payments aggregated $548,150 which is included in the accompanying financial statements as an intangible asset and is being amortized over its five year life. As of March 31, 2008 the balance due JD Keith, LLC was $431,153.

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

The Investors’ shares in Mezzanine were redeemable by the Company if the Company paid the Investors 125% of the original subscription price within 180 days from the signing of the agreement, or pays 130% of the original subscription price within 210 days, or paid 150% of the original subscription price within 270 days, or 200% of the original subscription price within one year. If the Company did not redeem the interest in Mezzanine within one year, the Company would have lost the right to redeem the Investors interest in Mezzanine, and no money would have been due to the Investors. The Investors had the option to convert their interest in Mezzanine to shares of the Company’s stock at a conversion rate of $2.00 invested per share, or 500,000 shares for a two year period expiring in June 2009. After the closing on the Bison Note (see Note 12), the Company retired the Mezzanine Loan.

h. Effective August 8, 2007, the Company entered into an agreement with Med-Air Consultants, Inc. (“Med-Air”) whereby the Company terminated several joint venture and consulting agreements with Med-Air. The key elements of this agreement include the Company’s purchase of the 51% of the membership interest of Raritan Bay LLC and the 40% of the membership interest of Bayonne LLC owned by Med-Air, the elimination of Med-Air’s right to participate in a certain number of wound care centers the Company anticipates opening over several years, the elimination of fees associated with treatments at three of the Company treatment centers, and Med-Air’s covenant not to compete with or solicit employees of the Company. The purchase price paid by the Company was 300,000 shares of the Company’s common stock, whose fair value at the date of issuance was $825,000, a non-interest bearing 36 month note of $1,655,000 — net of 9% imputed interest of $239,000, and its interest in Southampton LLC. The purchase price note also includes all amounts due under capital leases for six chambers, approximately $233,000 at June 30, 2007, and the option to acquire the chambers for $1 each. The total assets acquired aggregated $2,411,312 of which $658,312 is for the non-solicitation agreement and hospital contracts of $1,753,000. As of March 31, 2008 the outstanding balance on this note was $1,129,407.

i. Effective October 1, 2007, the Company entered into an agreement with Warantz Healthcare Group Inc., Rapid Recovery of America, Inc. Millennium Healthcare LLC, SMWNJ, Inc. SMWNY, Inc and Modern Medical Specialties, LLC (“Warantz”) whereby the Company terminated several joint venture and consulting agreements with Warantz. The key elements of this agreement includes the Company acquiring, for $431,000 and 30,000 restricted shares of common stock, whose fair value was $75,000, the 40% interest in Modern Medical, LLC that it did not own. The Company recorded a Notes Payable in the amount of $377,665, which is net of imputed interest of $45,002. As of March 31, 2008 the balance outstanding was $325,458. The settlement also provided for the termination of a joint venture for two stand-alone healthcare facilities for total cash consideration of $96,000, and the elimination of its joint venture participation in a potential hospital-based healthcare facility that the Company believes may compete with an existing wound care center. Payment requirements for these negotiated agreements range from six to 33 months.

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

k. Summary – Notes Payable as of March 31, 2008 consists of the following:

Notes payable	$3,310,657
Less: Current portion	2,310,480
$$1,000,177

Maturities of the long-term portion of notes payable as of March 31, 2008 are as follows:

For the 12 Month Period Ending March 31,
2010	$$774,945
2011	$225,232
$1,000,177

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

Because the senior convertible debentures were immediately convertible, and can be converted at a price on the date of sale ($3.00 per share), which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500,000. Consequently, $2,108,240 was allocated to the beneficial conversion feature, and $3,391,760 to the warrants, using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of June 30, 2006 were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. For the nine months ended March 31, 2007, $842,863 was charged to operations, and this amount was amortized to expense to the un-extended maturity date of the senior convertible debenture of April 7, 2007.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each Bondholder for each month the Registration Statement is not filed up to a maximum of 9% per Bondholder. The maximum damages amount to $495,000. As of March 31, 2008 and 2007, the Company recorded an accrual for damages amounting to $0 and $495,000, respectively. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised by Oasis.

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

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 29, 2007 by $504,778 and the $495,000 in damages referred to in the second preceding paragraph. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt required a $1,000,000 payment to the bondholders on June 21, 2007 of which $800,000 was principal reduction and $200,000 was a “consent fee” to restructure the debentures; this payment was made on June 20, 2007. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration were charged to operations as additional interest from the restructure date to March 31, 2008, the initial maturity date of the debentures. On the initial maturity date, the Company had the option to repay the outstanding principal and accrued interest thereon, or to extend the maturity to March 31, 2008 if it has paid an additional $1,200,000 in principal payments and an additional consent fee of $300,000. On December 21, 2007 the Company and the bondholders agreed to extend until January 31, 2008 the date by which the Company had to make the $1,500,000 payment. The Company exercised this maturity extension option on January 25, 2008 and the remaining outstanding principal and accrued interest, and the additional consideration payment of $1,650,000, was paid in full on March 31, 2008.

Note 12 – 15% Senior Secured Subordinated Promissory Note.

On March 31, 2008, the Company completed a $20 million 15% senior secured subordinated financing agreement with Bison Equity Capital Partners (“Bison”) (the “Bison Note”). The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.8 million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest; and certain extended accounts payable and other obligations.

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

•
Bison also received warrants equal to 20% of the fully diluted common stock of the Company. The Company has the opportunity to extinguish a certain number of these warrants based upon its achievement of EBITDA and leverage thresholds. The warrants which are calculated to be 7,168,488 at March 31, 2008 are exercisable at $5.00 per share, have a seven year life and carry standard anti-dilution and registration rights provisions. The Note carries certain EBITDA and leverage ratio covenants, limitations on maximum allowable debt with Signature and other credit parties, limitations on capital expenditures, and limitations on investments and acquisitions.

•	The debt is subordinated to Signature Bank.

Note 13 – Income Taxes

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

The Company adopted the provisions of FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operation. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008.

During the nine months ended March 31, 2008, the Company recognized no adjustments for uncertain tax benefits. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

Note 14 - Commitments and Contingencies

a. Minimum payments under non-cancelable operating lease obligations for office space at March 31, 2008, are as follows:

For the 12 Month Period Ending March 31,
2009	$202,693
2010	202,963
2011	205,933
2012	139,003
2013	78,282
Thereafter	-

Rent expense under all operating leases charged to operations for the three and nine months ended March 31, 2008 and 2007, respectively, was $54,720 and $24,693 and $186,419 and $189,829.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUES:

Revenues for the three months ended March 31, 2008 were $6.5 million, an increase of $0.6 million or 11.0% over the three months ended March 31, 2007, when revenues were $5.9 million. Revenues increased as a result of higher volume at existing centers plus the inclusion of revenue from centers not open in the prior period.

OPERATING EXPENSES:

Overview: Operating expenses for the three months ended March 31, 2008 were approximately $5.7 million, or 87.7% of total revenues compared to $6.5 million or 110.8% of revenues for the three months ended March 31, 2007. The $800 thousand reduction in operating costs is the result of the reduction in stock compensation costs of approximately $1 million incurred during the prior reporting period, offset by increases in payroll of approximately $200 thousand.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, computer hardware, and depreciation relating to hyperbaric medical chambers and leasehold improvements, were $3.3 million for the three months ended March 31, 2008 compared to $2.7 million for the prior three month period. While the absolute dollar increase was $631 thousand, as a percent of revenues cost of services was 51.2% versus 46.1% in 2007. Gross margin for the three months ended March 31, 2008 was 48.8% versus 53.9% for the corresponding period last year. The decreased margin was due to substantially higher depreciation costs associated with the buildout and equipment investment for centers that were open in the current quarter and were not opened in 2007, and higher contract amortization costs associated the Company’s hospital contracts, which aligned the amortization expense and the initial term of the contract.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of comprehensive wound care decreased by $91 thousand to $8 thousand, the result of decreased costs associated with the opening of new centers during the quarter. The cost reduction is the result of management’s efforts to contain costs and better focus the company’s marketing initiatives.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs declined by $1.2 million to $2.2 million or 34.5% of revenues for the three months ended March 31, 2008, compared to $3.4 million (58.6%) for the three months ended March 31, 2007. The decline is primarily due to the $1.0 million reduction of noncash stock compensation and a reduction in professional fees partially offset by increased payroll, the result of the growth in staff to support the Company’s operations.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $118 thousand or 1.8% of revenues for the three months ended March 31, 2008, compared to $29 thousand or 0.5% of total revenues for the 2007 three months. The increase is due to the acquisition of various information technology items necessary for the Company to conduct its business.

Bad debt expense: Bad debt expense was $2 thousand or 0.0% of total revenues for the three months ended March 31, 2008 compared to $229 thousand or 3.9% of revenues for the three months ended March 31, 2007. The reduced bad debt provision reflects management’s estimate of potential loss associated with the accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code during 2006.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of approximately $1.6 million or 24.1% of total revenues for the three months ended March 31, 2008, compared to $0.7 million or 11.6% of revenues for the 2007 three months. The $0.9 million or 129% increase in interest expense in the three months ended March 31, 2008 is primarily attributable to increased noncash charges of $0.7 million associated with convertible debt and notes in addition to increased cash charges of $0.2 million associated with the bridge financing.

Minority interest (income) expense: Minority interest expense of $275 thousand for the three months ended March 31, 2008 is $141thousand more than the prior period when minority interest expense was $134 thousand.

Other expense: Other expenses were $20 thousand or 0.3% of total revenue for the three months ended March 31, 2008 compared to $0.0 in 2006.

INCOME TAXES:

The Company incurred $7 thousand of state and municipal taxes for the three months ended March 31, 2008 versus the income taxes of $233 thousand for the three months ended March 31, 2007. We did not recognize any tax benefit attributable to our current operations as we do not believe that it is more likely than not that we will be able to utilize the operating loss in the future.

NET INCOME (LOSS):

For the three months ended March 31, 2008, the Company lost $1.1 million or ($.05) cents per share, compared to a net loss of $1.7 million or ($0.07) cents per share for the 2007 three months, as a result of the foregoing.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2008 TO THE NINE MONTHS ENDED MARCH 31, 2007

Revenues for the nine months ended March 31, 2008 were $18.9 million, an increase of $3.4 million or 22.1% compared to the nine months ended March 31, 2007. Revenues increased as a result of higher volume at existing centers plus volume from centers added during the year.

OPERATING EXPENSES:

Overview: Operating expenses for the nine months ended March 2008 were approximately $16.6 million, or 87.9% of total revenues, compared to $19.0 million or 122.6% of revenues for the nine months ended March 31, 2007. The reduction in costs is the result of a substantial reduction in nonrecurring cash and noncash charges, including approximately $760 thousand in noncash charges for the abandonment and impairment costs associated with the termination of certain contracts and joint venture agreements, and approximately $700 thousand of professional fees.

Cost of service: Cost of service expenditures, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, increased by $1.4 million to $9.7 million or 51.1% of total revenues for the nine months ended March 31, 2008, compared to $8.3 million or 53.1% of total revenues for the corresponding 2007 period. For the nine months ended March 31, 2008, the Company’s gross margin was 48.9%, compared to 46.9% for the 2008 nine months. The improved gross margin is the result of increased revenues across the portfolio of centers and a smaller increase in cost of services relative to sales.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of comprehensive wound care, decreased by $127 thousand to $45 thousand or approximately 0.2% of total revenues for the nine months ended March 31, 2008, compared to $172 thousand or 1.1% of total revenues for the 2007 nine months. The cost reduction is the result of management’s efforts to contain costs and better focus the company’s marketing initiatives.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs decreased by $2.6 million to $6.4 million or 33.9% of revenues for the nine months ended March 31, 2008, compared to $9.0 million or 57.8% of revenues for the nine months ended March 31, 2007. The decline is due to management’s focus on cost control, which resulted in a substantial reduction of nonrecurring professional fees of $1.1 million and the $1.1 million reduction during the nine months ended March 31, 2007.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $298 thousand or 1.6% of revenues for the nine months ended March 31, 2008, compared to $73 thousand or 0.5% of revenues for the 2007 nine month period.

Bad debt expense: Bad debt expense was $0.2 million or 1.1% of revenues for the nine months ended March 31, 2008 compared to $0.8million or 5.2% of revenues for the 2007 nine months. The reduced bad debt provision reflects management’s estimate of potential loss associated with the accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code reduction is due to much tighter management control over accounts receivable.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $5.4 million or 28.7% of revenues for the nine months ended March 31, 2008, compared to $2.4 million or 15.7% of revenues for the nine months ended March 31, 2007. The $3.0 million or 123% increase over the prior nine month period is primarily attributable to (i) a $0.6 million increase of non-cash charges associated with the amortization of the beneficial conversion feature of the convertible debenture; (ii) increased amortization of $1.4 million of deferred finance costs; and (iii) $0.6 million increase of amortization attributable to the senior convertible debentures; and (iv) $0.4 million of interest associated with the other notes.

Minority interest (income) expense: Minority interest expense of $182 thousand for the nine months ended March 31, 2008 is $12 thousand less than the prior period when minority interest expense was $194 thousand.

Other expense: Other expense of $21 thousand compares favorably to the $413 thousand expense incurred during the prior period. The nine month 2007 charges were for penalties associated with the $5.5 million 8% Debentures.

INCOME TAXES:

The Company incurred $19 thousand of state and municipal taxes for the nine months ended March 31, 2008 versus the income benefit of $1.8 million for the nine months ended March 31, 2007.

NET INCOME (LOSS):

For the nine months ended March 31, 2008, the Company lost $3.4 million or ($0.12) cents per share, compared to a net loss of $4.8 million or ($0.21) cents per share for the 2007 nine months as a result of the foregoing.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash provided by operating activities was $1.2 million for the nine months ended March 31, 2008, compared to net cash used in operating activities of $1.4 million for the same period in 2006. This increase of $2.2 million was the result of (i) a $1.6 million reduction in our net loss, (ii) less $5.0 million associated with the change in accounts payable and accrued expenses, (iii) plus $2.6 million for current and deferred income taxes and income tax refunds, and (iv) plus the net addition of $3.3 million of noncash charges that included:

•
$2.9 million of depreciation and amortization compared to $1.5 million in the prior reporting period, primarily due to the addition of new centers and investments in intangible assets, and increased depreciation and amortization as a result of changing the remaining useful life downward of certain contracts;

•	$0.2 million for the bad debt provision as compared to $0.8 million in the prior reporting period;

•	$1.4 million for the amortization of stock options as compared to $2.0 million in the prior reporting period;

•	$0.9 million for the interest charged for the beneficial conversion feature of the senior convertible debentures, which were retired in full at March 31, 2008 from the proceeds of the Bison financing;

•	$1.4 million for the amortization of deferred financing costs;

•	$0.7 million of interest expense for convertible debentures and notes payable;

•	$1.1 million for a deferred income tax benefit recognized in the prior reporting period;

•	$0.8 million for the valuation of warrants issued in connection with senior convertible and other debentures charged in the prior reporting period; and

•	$0.8 million of abandonment and impairment loss charged in the prior reporting period.

Investing Activities: Net cash used in investing activities was $2.7 million for the nine months ended March 31, 2008, compared to $1.7 million of net cash used in investing activities for the same period in 2006. The primary uses of cash were for the purchases of property and equipment of $2.8 million in the current period while such purchases were $1.6 million in 2006.

Financing Activities: Net cash provided by financing activities was $5.3 million for the nine months ended March 31, 2008, compared to net cash used in financing activities of $0.7 million in the same period in 2006. The Company refinanced certain existing convertible debt, notes, and loans in the quarter ending March 31, 2008 with the 15% senior secured subordinated financing agreement with Bison Equity Capital Partners (the “Bison Note”). Please see Note 12 to the Notes to Consolidated Financial Statements for more details. The Bison Note provides additional liquidity for working capital and fixed asset investments.

We participate in a working capital accounts receivable financing and term loan arrangement with Signature Bank, which matured February 29, 2008 and was extended until April 15, 2008. The use of these funds is required to support our operations in the future and will be dependent upon satisfying borrowing base requirements, among other covenants. We were in full compliance with all the terms of the bank financing as of March 31, 2008. On May 29, 2007 the Company and the bank executed revised terms of the Company’s borrowing relationship with the bank that among other things increased by $2.5 million to $7.5 million the total amount of funds the Company may borrow. The working capital line increased to $6 million from $5.5 million, and the bank extended a $1.5 million term loan to the Company. On October 17, 2007 the bank increased the working capital line to $8 million and provided for some additional modifications the Company requested. The term loan was payable in six monthly installments of $33,333 commencing September 1, 2007, and the balance was payable at maturity.

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

On March 31, 2008, CFWH entered into a financing transaction with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., pursuant to which the Company received a discounted amount of $17,500,000. For more details, please see Note 12 to the Notes to Consolidated Financial Statements.

We believe that the revised and restructured terms of the senior bank debt and the proceeds from the Bison financing will provide sufficient liquidity for the Company to be able to finance its operations for the next twelve months.

Item 3. Controls and Procedures:

a. Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, as of the date herein, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act").

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

b. Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has now established appropriate controls and procedures with respect to the use of corporate funds and is in the process of installing a company-wide accounting and financial reporting application suite.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Default Upon Senior Securities

As of July 11, 2008, the Company is in compliance with its debt covenants.

ITEM 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended March 31, 2008.

ITEM 5. Other Information:

None.

ITEM 6.Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
______________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Andrew G. Barnett	Chief Executive Officer; Chief Financial	July 11, 2008
Andrew G. Barnett	Officer; Chief Accounting Officer