Form 10KSB
period 2008-06-30
Center for Wound Healing, Inc.
filed 2008-09-25
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 000-5137

THE CENTER FOR WOUND HEALING, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	87-0618831
(State or jurisdiction of Incorporation or organization	(IRS Employer ID Number)

155 White Plains Road
Tarrytown, NY	10591
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:   (914) 372-3150

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer's revenues for the year ended June 30, 2008 were $26,357,619.

The aggregate market value of the registrant's common stock held by non-affiliates as of September 19, 2008 was approximately $8,190,333.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date. As of September 19, 2008, there were 23,373,281 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-KSB
For the Fiscal Year Ended June 30, 2008

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

As used in this annual report, "we", "us", "our", "CFWH", "Company" or "our company" refers to The Center for Wound Healing, Inc. and all of its subsidiaries and affiliated companies.

Business Development:

The Center for Wound Healing, Inc. (“CFWH” or the “Company”), formerly known as American Hyperbaric, Inc., was organized in the State of Florida on May 25, 2005. CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” throughout the United States. These centers render the specialized service of comprehensive wound care and hyperbaric medicine, and are developed in partnerships with acute care hospitals. CFWH can be contracted to startup and manage the wound care program or offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. On December 9, 2005, CFWH completed a “reverse acquisition” transaction with Kevcorp Services, Inc. (“Kevcorp”), a publicly-held Nevada corporation, in which Kevcorp acquired all the assets and assumed all of the liabilities of CFWH, in consideration for the issuance of a majority of Kevcorp’s shares of common stock pursuant to an Agreement and Plan of Reorganization. The transaction was a tax-free reorganization. Following the reorganization, CFWH became a wholly-owned subsidiary of Kevcorp. After this transaction closed, in December 2005 CFWH amended its Articles of Incorporation and changed its name to The Center for Wound Healing, Inc. CFWH is headquartered in Tarrytown, New York. Our principal executive office is located at 155 White Plains Road, Suite 200, Tarrytown, NY 10591.

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

On April 7, 2006, the Company simultaneously received $5.5 million in gross proceeds (the “Secured Convertible Debenture” or “Debenture”) ($4,912,500 after placement agent fees and other offering costs, plus an additional 150,000 common shares issued to the placement agent), in exchange for its secured convertible debenture issued to DKR Sound Shore Oasis Holding Fund Ltd (“Oasis”) ($5.1 million) and Harborview Master Fund LP ($0.4 million), together the “Bondholders”. The Debenture was originally due on April 7, 2007. As provided in the agreement, the due date was extended to September 7, 2007 since the shares underlying the Oasis warrants were not registered. The debentures were convertible at the option of the Bondholders into common shares, at $3 per common share (subject to adjustment) at any time and in any amount prior to maturity. As originally issued, the debenture bore interest at 8% per annum, payable in cash or in common shares at the conversion price (subject to certain eligibility requirements). $2,000,000 of the proceeds of the debenture was paid to the Majority Members as partial consideration for the simultaneous acquisitions of the Twelve LLCs previously discussed.

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

Because the senior convertible debentures were immediately convertible, and could be converted at a price on the date of sale ($3.00 per share) which was less than the market value of the shares on that date ($4.00 per share), this transaction included a beneficial conversion feature. In addition, the corresponding warrants attached were determined to have fair values utilizing the Black-Scholes option-pricing model in excess of the notes’ proceeds of $5,500,000. Consequently, $2,108,240 was allocated to the beneficial conversion feature and $3,391,760 to the warrants, using a relative valuation method to the value of the senior convertible note and credited to additional paid-in capital. The beneficial conversion feature, the fair value of the immediately convertible warrants, and those warrants exercisable as of June 30, 2007, were charged to interest expense and accreted to the senior convertible debenture in the accompanying financial statements. As of June 30, 2007, there was no remaining unamortized discount.

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it incurred damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each Bondholder for each month the Registration Statement was not filed up to a maximum of 9% per Bondholder. The maximum damages amounted to $495,000, which was fully accrued for in fiscal 2007.

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

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 29, 2007 by $504,778 and the $495,000 in damages referred to above. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt required a $1,000,000 payment to the bondholders of which $800,000 was a principal reduction and $200,000 was a “consent fee” to restructure the debentures; this payment was made on June 21, 2007. The bondholders received an additional $1,650,000 as “additional consideration” for amending the agreements. The consent fee and the additional consideration were charged to operations as additional interest from the restructure date to December 31, 2007, the initial maturity date of the debentures. On the initial maturity date the Company exercised its option to extend the maturity date to March 31, 2008 by paying a $1,200,000 in principal payments and an additional consent fee of $300,000.

Pursuant to the Third Amendment to the credit facility effective May 29, 2007, and to three subsequent amendments, the bank extended the line’s maturity to April 15, 2008, and increased the revolving credit line to $6,500,000 at substantially the same interest rates and secured by the same collateral. The Company also received the proceeds from a $1,500,000 term loan payable in equal monthly principal installments of $33,333 commencing September 1, 2007, with the balance due April 15, 2008.

The amended agreement required the Company to maintain certain financial covenants and ratios, limited capital expenditures and additional indebtedness, and prohibited dividends and distributions to minority interest without prior approval. The Company was required to assign the aggregate proceeds of key man life insurance of $7,500,000 on the life of the Company’s CEO, and two directors personally guaranteed the bank debt.

On March 31, 2008, the Company completed a $20 million 15% senior secured subordinated financing agreement with Bison Equity Capital Partners (“Bison”) (the “Bison Note”) (the “Bison Financing”). The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.8 million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest, the December 2007 and January 2008 Bridge Loan and accrued interest; and certain extended accounts payable and other obligations.

As part of the May 29, 2007 refinancing agreement with the Bondholders, the Company agreed to pay the Bondholders $800,000 in principal and $200,000 as a consent fee within 21 days of the agreement becoming effective. In order to raise capital to effectuate this payment, the Company formed a new limited liability company, CFWH Mezzanine, LLC (“Mezzanine”) and sold an aggregate total of 25% of the membership interests in Mezzanine to private investors for an aggregate sum of $1 million. The Company contributed to Mezzanine its rights to the proceeds of certain specifically identified wound care centers the Company contemplated opening in the near term and the minority investors were entitled to receive 25% of the earnings of such centers. At the time the Company called for the redemption of the minority ownership interests in Mezzanine, each investor had the option to either receive payment for the principal or may convert his or her principal investment into the Company’s common stock at a conversion price of $2 per share. The Mezzanine loan was retired in full from the proceeds of the Bison Financing.

On June 16, 2006, the Company closed on a contribution agreement, effective June 1, 2006, to acquire Far Rockaway Hyperbaric, (“Far Rockaway”) for $5 million. The consideration consisted of $1,000,000 in cash on closing, 615,385 shares of the Company’s common stock valued at $3.25 per share, which carry piggyback registration rights, based upon the closing price of the stock on the date of the acquisition, a two year promissory note in the amount of $1,350,000 bearing interest at 8% per annum, and a 60 day promissory note in the amount of $650,000 bearing interest at 8% per annum. The 60 day note was repaid on August 9, 2006, and the two year note was retired in full on June 14, 2008.

Business of Issuer:

Hyperbaric Oxygen Treatment (“HBOT”) is a medical treatment administered by delivering one-hundred percent (100%) oxygen at pressures greater than atmospheric (sea level) pressure to a patient inside an enclosed chamber. This means that the pressure is typically 2½ times greater than normal atmospheric pressure, causing blood to carry larger amounts of oxygen, which is delivered to organs and tissues in the body. The increased pressure combined with the increased oxygen dissolves oxygen in the blood and throughout all body tissues and fluids at up to 20 times normal concentration. By doing so, wounds, particularly infected wounds, heal more quickly.

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

CFWH has entered into separate multi-year operating agreements to startup and manage the wound care programs in 38 hospitals, which offer turnkey operations including the furnishing of hyperbaric oxygen chambers to each hospital. For the period ending June 30, 2008, CFWH had 35 of the 38 agreements operational; however, in September 2008 we determined to close one underperforming center, which resulted in a loss on abandonment accrual of $190,000 as of June 30, 2008. Although there can be no assurance that we will be successful in each instance, our plan at each center requires a multi-year committed contract term with a fixed and or variable fee schedule based on paid hyperbaric treatments and wound care procedures. This fee is adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset), our start-up costs, including recruiting and training of personnel, and the amortization of chamber lease financing.

CFWH is a provider of contract services for wound care and hyperbaric medicine in the United States. Through medical leadership based upon a multi-disciplinary team of physicians and defined clinical standards, CFWH is committed to achieving patient results while simultaneously providing both physicians and hospitals professional and economic opportunities.

The goal of present management and the physician-founders of CFWH is to bring HBOT into the mainstream of wound and non-emergent treatment modalities. At the time of CFWH’s inception, hyperbaric therapy was already well regarded in certain emergency medical applications but was not a recognized modality in the treatment of non-healing wounds, particularly within the vascular community. CFWH has begun to form strong bonds with the vascular and podiatric communities in order to integrate HBOT as a core modality.

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

False Claims Act:

The Federal False Claims Act and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements to the United States government or state government. Such requirements would apply to the hospital customers to which we provide wound care management services. Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government. As such "whistleblower" lawsuits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, health care providers affected are often unaware of the suit until the government has made its determination and the seal is lifted. The Federal False Claims Act provides for penalties equal to three (3) times the actual amount of any overpayments plus $11,000 per claim.

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

However, falling outside a safe harbor does not mean the arrangement is illegal, but means that the arrangement will be evaluated based on a facts and circumstances test to determine whether the party intends to induce the referral of Medicare or Medicaid patients or the purchase, lease, or ordering of a good, item or service reimbursable by Medicare or Medicaid. While we believe that our operations and marketing are in compliance with the Anti-Kickback law and certain of the safe harbors, there are no assurances that the Office of Inspector General ("OIG") OIG or other governmental authority will agree with that belief.

The OIG from time to time publishes its interpretations on various fraud and abuse issues and about fraudulent or abusive activities OIG deems suspect and potentially in violation of the federal laws, regulations and rules. If our actions are found to be inconsistent with OIG's interpretations, such actions could have a material adverse effect on our business.

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

Our Subsidiaries:

Name of Subsidiary	Jurisdiction of Incorporation of Organization
Atlantic Associates, LLC	Delaware
Atlantic Hyperbaric, LLC	New York
Bayonne Hyperbaric, LLC	New Jersey
CEF Products, LLC	New York
CFWH Mezzanine, LLC	New Jersey
CMC Hyperbaric, LLC	Pennsylvania
EIN Hyperbaric, LLC	New York
Elise King, LLC	New York
Far Rockaway Hyperbaric, LLC	New York
Forest Hills Hyperbaric, LLC	New York
Greater Bronx Hyperbaric LLC	New York
JFK Hyperbaric LLC	New Jersey
Lowell Hyperbaric LLC	Massachusetts
Maimonides Hyperbaric, LLC	New York
Massachusetts Hyperbaric, LLC	Massachusetts
Meadowlands Hyperbaric, LLC	New Jersey
Muhlenberg Hyperbaric LLC	New Jersey
New York Hyperbaric & Wound Care Centers LLC	New York
New York Hyperbaric & Wound Care Centers LLC	Delaware
Newark BI LLC	New Jersey
NJ Hyperbaric, LLC	New Jersey
NY Hyperbaric, LLC	New York
Passaic Hyperbaric, LLC	New Jersey
Pennsylvania Hyperbaric, LLC	Pennsylvania
Raritan Bay Hyperbaric, LLC	New Jersey
Scranton Hyperbaric LLC	Pennsylvania
South N Hyperbaric LLC	New York
South Nassau Hyperbaric, LLC	New York
St. Josephs Hyperbaric LLC	New York
The Center For Wound Healing I, LLC	New Jersey
The Center For Wound Healing II, LLC	New York
The Square Hyperbaric, LLC	New York
Trenton Hyperbaric, LLC	New Jersey
VB Hyperbaric, LLC	New York

Employees

The Company consists of over 183 full-time employees coming from various backgrounds. In addition to over 100 physicians accredited in hyperbaric medicine, including some of the top physicians practicing in vascular surgery today, the Company boasts a number of ex-hospital executives, registered nurses, financial professionals, and business executives. To ensure and facilitate the successful planning, implementation and continued operations of our numerous wound care centers, our team also utilizes architects, engineers, contractors, and healthcare attorneys. Currently, CFWH provides management and operations for 35 hospital-based hyperbaric and wound programs.

ITEM 2. Description of Properties:

Prior to December 2007, our headquarters were located in Iselin, NJ. The corporate office was moved to Tarrytown, NY in December 2007. The lease at the new facility extends through November 30, 2012 at a starting base rate of $6,480 per month.

Minimum payments under non-cancelable operating lease obligations for office space at June 30, 2008 are as follows:

Years Ending June 30,
2009	$140,201
2010	108,084
2011	105,133
2012	98,978
2013	35,100

Rent expense under all operating leases in fiscal year ended June 30, 2008 was $225,925 and $234,440 in 2007. In August 2007, the company entered into a lease with Ephrata Community Hospital for the Hyperbaric Wound Care Services. This lease will add lease obligations of $24,133 for 2009, $24,133 for 2010, $24,133 for 2011 and $16,088 for 2012. As of September 1, 2008, a new lease agreement was entered in with Woodbridge Place Association. The remaining three years of the existed lease was brought out for $100,000, and was replaced with a one year lease for $25,809.

ITEM 3.	Legal Proceedings:

There is no action, suit, proceeding, inquiry or investigation before or by any public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the quarter ended June 30, 2008.

PART II

ITEM 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:

From December 5, 2005 through November 15, 2006 our common stock was quoted on the Over-The-Counter Bulletin Board system and the Financial Industry Regulatory Authority (“FINRA”) Electronic Bulletin Board under the symbol "CFWH.PK." On November 16, 2006, The Center for Wound Healing, Inc., as a result of being unable to timely file its annual report on Form 10-KSB, was no longer being quoted on the OTCBB. Our stock has continued to be reported on the “Pink Sheets” under the symbol “CFWH.PK.”

The closing price of our common stock on September 12, 2008, as reported on the “Pink Sheets,” was $1.06 per share.

Quarter Ended	High	Low

September 2006	$5.10	$5.10
December 2006	$5.25	$2.75
March 2007	$3.75	$3.75
June 2007	$2.75	$2.75

September 2007	$2.75	$2.50
December 2007	$2.50	$2.50
March 2008	$3.00	$1.40
June 2008	$1.95	$1.25

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Holders:

As of September 19, 2008, there were approximately 64 shareholders of record of our common stock.

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

Recent sales of unregistered securities:

During the period covered by this annual report, we have sold securities pursuant to the following transactions, all of which were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

•	CFWH Mezzanine Financing

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

In April and May 2008 the Company issued 187,500 shares of its common stock in payment of accrued interest on the above mezzanine loan.

•	December 2007 and January 2008 Financing

In December, 2007 and January, 2008 the Company raised a total of $1.6 million from individual investors in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest paid in cash or in lieu of cash, warrants with an exercise price of $2. These funds were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008 (of the $1.5 million, $1.2 million was used to retire principal and $300 thousand was paid for a consent fee). Prior to the payment in full of the Bondholders on March 31, 2008, the $1.6 million was held by an escrow agent and shown as Restricted Cash on the Company’s balance sheet. Certain members of the Company’s board of directors and officers of the Company participated in this Bridge Financing and lent the Company $600 thousand of the total $1.6 million raised.

On January 25, 2008 the Company used $1.5 million of the Bridge Financing Note to pay the Bondholders and $100 thousand for working capital purposes. On March 31, 2008 the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing.

•	In May 2008 a bridge financing note holder purchased 200,000 shares of the Company’s common stock for $400,000 in cash.

•	15% Senior Secured Subordinated Promissory Note.

On March 31, 2008, the Company completed a $20 million 15% senior secured subordinated financing agreement with Bison Equity Capital Partners (“Bison”) (the “Bison Note”). The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.3 million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest; and certain extended accounts payable and other obligations.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, the 2006 Stock Option Plan. The information in this table is as of June 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders(1)	1,857,667	$3.37	5,642,333
Equity compensation plans not approved by security holders	-	-	-
Total	1,857,667	$3.37	5,642,333

(1)
Our 2006 Stock Option Plan permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 7,500,000 shares of our common stock, to employees, outside directors, and consultants.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” (“CFWH”) primarily in the mid-Atlantic and northeastern parts of the country. These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals. We enter into separate multi-year operating agreements to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals. Although there can be no assurance that we will be successful in each instance, our plans for each hospital center requires a multi-year committed contract term adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset); our start-up costs, including recruiting and training of personnel; and the amortization of chamber lease financing. Generally, the hospital provides us with appropriate space for each of our centers.

We are responsible for the development and management of the wound care and hyperbaric centers, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately. We also are responsible, at our expense, for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate number of hyperbaric chambers, which is based upon the anticipated demand for this type of treatment. We acquire the chambers under both operating and capitalized lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying audited consolidated financial statements). As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

RESULTS OF OPERATIONS:

The Company was formed on May 25, 2005, and as discussed previously, began operations with six centers on July 1, 2005. As more fully described in the notes to our audited consolidated financial statements, the Company acquired the interests of two additional LLCs effective January 1, 2006, and 12 additional LLCs effective April 1, 2006. Our revenues vary based on the demand for treatments and the utilization of wound care centers and hyperbaric chambers. The demand from the hospitals for our services is dependent upon their abilities to attract patients and their reputation in the medical communities and the geographic areas they serve, as well as on the allowable rates and frequency of reimbursement by health care insurance providers, managed care providers, Medicare, Medicaid and others. We conduct market awareness programs and advertising to promote the utilization of our centers among medical professionals, care-givers and patients. Revenues fluctuate monthly with the number of days per month that the hospitals in which we operate our centers are open.

2007 RESTRUCTURING CHARGE

During fiscal 2008 and fiscal 2007 management undertook a detailed evaluation of the Company’s contracts and operations and concluded that in fiscal 2007 several partnerships and joint ventures to which it was a party were not generating sufficient earnings to merit the Company’s continued participation. Accordingly, management decided to sever its involvement in these ventures and negotiated the termination of its relationship with its joint venture partners. As a result of its evaluation the Company recorded a noncash charge to operations of $2,076,266 in fiscal 2007. The major components of these noncash, nonrecurring charges include:

•	The termination of the Company’s participation in a contract with its former joint venture partner to provide hyperbaric treatment services at a facility in Southampton, NY, $259,622;

•
The termination by the Company of several contracts the Company maintained with one individual in the form of several joint ventures. The major components of this write-off include the termination of the Company’s interest in a contract to operate a hyperbaric treatment center at Victory Memorial Hospital (“Victory”), one of the hospitals identified for closure by the Berger Commission, $51,025; the termination of a joint venture to develop a hyperbaric treatment facility at Peninsula Hospital, another institution identified for possible closure by the Berger Commission; the termination of its participation at a free-standing hyperbaric and sleep treatment facility in New Jersey; and the termination of a consulting contract with the principal of the joint venture partner, collectively, $365,648; the final write-off component is the termination of the Company’s participation in a free-standing hyperbaric treatment facility in New York, $83,333. During the fourth quarter of 2008 an independent third party expressed interest in acquiring Victory. The possible ownership change caused management, along with the minority interest owner of the Victory operating contract, to reconsider its position and decided to continue to operate the facility during the discussions and possibly thereafter.

•
Management concluded that its contract with Interfaith Hospital, acquired as part of the Far Rockaway acquisition, which was consummated June 1, 2006, had no value to the Company. The Company’s centers are located in hospitals that have large Medicare populations. Management determined that the Medicare population served by that hospital was of insufficient size to warrant the maintenance and expense of a wound care and hyperbaric center at the hospital. At the time of the transaction a firm was engaged to issue a valuation of the Interfaith Hospital contract and a value of $1.1 million was assigned to it. It is this value, a noncash intangible asset, which management has elected to write-off together with $63,400 of leasehold improvements the Company made at the wound care center after it was acquired in 2006.

•
The Company wrote-off an additional $240,700 of leasehold improvements relating to: the termination of the Warminster Hospital contract, $47,400 (the hospital was acquired by a competing hospital that has its own wound care program); the aforementioned Interfaith Hospital termination, $63,400; and $129,000 of improvements at Mercy Nanticoke Hospital, a contract the Company decided to terminate prior to its term because treatment volumes at the hospital were not meeting expectations.

•
In September 2008, management determined that its contract with one hospital was impaired. Management will move the furniture, fixtures and equipment at this facility to a new facility in the second quarter of fiscal 2009 and abandon the remaining assets at the hospital. A charge for the abandonment of assets of approximately $190,000 was charged to operations in the fourth quarter of fiscal 2008.

REVENUES:

Revenues for the years ended June 30, 2008 and 2007 were $26.4 million and $19.8 million, respectively. The $6.6 million increase is attributable to revenues from centers opened during the year and increased revenues from existing centers.

OPERATING EXPENSES:

Cost of services: Cost of services, which are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was $13.2 million or 49.9% of total revenues for the year ended June 30, 2008 compared with $11.6 million or 58.7% in the year ended June 30, 2007. The increase of $1.5 million or 13.0% is primarily attributable to the increased depreciation costs associated with the leasehold improvements and the addition of the intangible asset amortization for the six wound care centers opened during the year; and the change of terms for the amortization of intangible assets related to two hospital contracts from nine years to the remaining lives of the contracts of 4.5 years. The 8.8% decrease in cost of services as a percent of revenue is a result of more efficient use of medical chambers.

Sales and marketing: Sales and marketing expense was $180 thousand or approximately 0.7% of total revenues for the year ended June 30, 2008, approximately $100 thousand or 37.2% less than the prior year. The decrease is mainly due to advertising programs that were undertaken in 2007 and were not repeated in 2008.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance and professional fees, including legal, accounting and systems implementation costs. Fiscal 2008 general and administrative costs were $8.5 million, approximately 32.1% of total revenues, compared with $11.8 million and 59.4% in fiscal 2007. The $3.3 million or 28.2% year-over-year decrease in general and administrative costs is due to a reduction in the use of consultants and temporary accounting services through the establishment of an accounting department, and a reduction in noncash compensation amortization from fewer options being granted in 2008.

Depreciation and amortization: Depreciation and amortization expense related to our corporate leasehold improvements aggregated $400 thousand or 1.7% of revenues in fiscal 2008 compared with $60 thousand or 0.3% of revenues in the prior fiscal year. The increase was mainly due to the amortization expense for the development of the new electronic medical records application, and the accounting system the Company has deployed.

Depreciation related to hyperbaric medical chambers, contracts and leasehold improvements at the facilities totaled $3.6 million or 13.7% of revenues in 2008 and $2.1 million or 10.6% in 2007. These costs are classified in Cost of Services.

Bad debt expense: Bad debt expense was $800 thousand or 3.0 % of total revenues for the year ended June 30, 2008 compared with $1.0 million or 4.9% of fiscal 2007 total revenues. The reduction was due to the Company having greater control of its accounts receivable, the result of much greater focus during the year than in fiscal 2007.

Abandonment and Impairment Loss: Abandonment and Impairment Loss was $190 thousand or 0.7% of total revenues for fiscal 2008 compared with $2.1 million or 10.5% of fiscal 2007 total revenues. The decrease of $1.9 million is attributable to the company having performed a detailed analysis in 2008 and 2007 resulting in the elimination of several ventures that were not generating sufficient earnings to merit further participation. Two of the centers eliminated in 2007 resulted in a write-off of $1.5 million of intangible assets for the value of the contracts at those centers.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $7.2 million or 27.5% of total revenues for the year ended June 30, 2008 compared with $3.6 million and 18.1% in the fiscal year ended June 30, 2007. The increase of $3.6 million is mostly attributable to $2.0 million in financing costs paid to the 8% secured convertible debenture holders, $600 thousand of interest charged for the Mezzanine Loan, $700 thousand of interest charged for the Bridge Financing Note and $300 thousand of amortization of the discount of the 15% Senior Secured Subordinated Promissory Note.

Minority interest in net income or loss of consolidated subsidiaries: Minority interest was $132 thousand or 0.5% of total revenues for the year ended June 30, 2008 compared to a $170 thousand or 0.9% income benefit in the prior fiscal year. This expense varies directly with the results of operations of the entities having minority interests.

Loss on disposal of property and equipment: The loss on disposal of property and equipment was $69 thousand or 0.3 % of total revenues compared with a loss of $29 thousand or 0.1% in fiscal 2007.

Other Expense: Other expenses in 2007 were comprised primarily of liquidating damages associated with the prior secured debentures, which were retired in full on March 31, 2008.

INCOME TAXES:

Income tax for fiscal year 2008 was $20 thousand compared to income benefit of $1.5 million in fiscal 2007.

NET LOSS:

For the fiscal year ended June 30, 2008, the Company lost $4.3 million or $0.19 cents per diluted share compared with a net loss of $9.4 million or $0.41 cents per year loss incurred in fiscal 2007. The $5.5 million reduction is the result of the aforementioned revenues and expense differences between the two fiscal years.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash provided by operating activities was $2.0 million for the year ended June 30, 2008. While our net loss was $4.3 million, substantial noncash expenses were incurred during the year such as (a) depreciation and amortization of $4.0 million related to equipment, leasehold improvements, and certain hospital contracts, (b) interest charged for the amortization of deferred financing costs of $2.1 million, (c) interest accrued for convertible debenture and notes payable of $1.2 million, (d) amortization of stock options of $1.5 million, (e) interest charged for the beneficial conversion features of 8% senior convertible debentures of $0.9 million, (f) warrants issued in payment of interest expense of $0.7 million, and (g) $0.2 million for the abandonment of leasehold improvements at one hospital that management determined was underperforming and will be closed within the next several months. In addition, the allowance for bad debts increased $0.7 million to a total of $2.9 million. Gross accounts receivable increased $4.5 million for the year ended June 30, 2008, which was anticipated as the number of centers operated by the Company increased from the prior year. The growth in accounts payable and accrued expenses experienced during the prior year ending June 30, 2007 was partially reversed in the current year by $1.5 million. These impacts were partially offset by income tax refunds collected of $0.9 million.

Investing Activities: Net cash used in investing activities was $3.3 million for the year ended June 30, 2008. The primary use of cash was for the purchase of property and equipment for new centers, including chambers and leasehold improvements.

Financing Activities: Net cash provided by financing activities was $1.2 million for the year ended June 30, 2008. As described in Part II, Item 5, the Company refinanced certain existing debt on March 31, 2008 through the issuance of a 15% Senior Secured Subordinated Promissory Note with Bison Equity Capital Partners from which we received $17.5 million in proceeds. Additional proceeds were received from notes payable of $1.6 million and $0.4 million from the issuance of common stock. The total proceeds were used by (a) deferred financing costs of $3.0 million, (b) repayment of $7.4 million of principal, interest and penalties associated with the 8% senior convertible debentures, (c) repayment of certain notes and loans of $5.0 million, and (d) repayment of the bank line of credit of $1.3 million. In addition, we made disbursements of $1.7 million for the year ended June 30, 2008, of which $1.3 million was for payments on capital lease obligations and $0.4 million was for distributions to minority members.

We participate in a working capital accounts receivable financing and term loan arrangement with Signature Bank, which matures March 31, 2010. The use of these funds will be required to support our operations in the future and will be dependent upon satisfying borrowing base requirements, among other covenants. We were in full compliance with all the terms of the bank financing as of June 30, 2008.

We believe that the senior bank debt and the 15% Senior Secured Subordinated Promissory Note will provide sufficient liquidity for the Company to be able to finance our operations for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective July 1, 2009.  The Company is currently assessing the impact of FSP APB 14-1 on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the  FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

In September 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of July 1, 2008. The Company does not believe adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7. FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC.

Report of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets as of June 30, 2008 and 2007	33
Consolidated Statements of Operations for the Years Ended June 30, 2008 and 2007	34
Consolidated Statement of Cash Flows for the Years Ended June 30, 2008 and 2007	35, 36
Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended June 30, 2008 and 2007	37
Notes to Consolidated Financial Statements	38 – 61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Center for Wound Healing, Inc

We have audited the accompanying consolidated balance sheets of The Center for Wound Healing, Inc as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2008. The Center for Wound Healing, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Center for Wound Healing, Inc as of June 30, 2008 and 2007, and the results of its operations, stockholders’ equity and its cash flows for each of the years in the two-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, NY

September 24, 2008

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30,

	2008	2007
ASSETS
CURRENT ASSETS
Cash in bank	$55,139	$216,458
Accounts receivable, net of allowance for doubtful accounts of $2,941,917 and $2,202,510 respectively	14,563,325	10,754,557
Notes Receivable	460,872	367,484
Income tax refunds receivable	2,090	883,596
Prepaid expenses and other current assets	398,631	157,801

Total current assets	15,480,058	12,379,896

Notes Receivable	134,295	385,478
Property and equipment, net	8,886,005	7,970,325
Invesment in unconsolidated affiliates	-	75,702
Intangible assets	4,402,495	3,131,184
Goodwill	751,957	447,531
Other assets	2,822,687	1,959,717

TOTAL ASSETS	$32,477,495	$26,349,833

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,844,541	$5,661,811
Current maturities of capital leases	526,107	1,530,862
Short-term borrowings	4,200,000	5,500,000
Notes payable	939,856	2,429,260
8% Secured convertible debentures	-	6,485,601
Payable to former Majority Members	618,033	771,357
Due to affiliates	261,006	206,082

Total current liabilities	10,389,542	22,584,973

15% senior secured note payable	15,291,782	-
Notes payable, net of current maturities	782,133	65,254
Capital lease obligations, net of current maturities	131,774	498,688
Minority interest in consolidated subsidiaries	558,205	908,202

TOTAL LIABILITIES	27,153,437	24,057,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,373,281 and 22,655,781 issued and outstanding at June 30, 2008 and 2007, respectively	23,373	22,656
Additional paid-in capital	26,220,288	18,866,478
Accumulated deficit	(20,919,603)	(16,596,418)

TOTAL STOCKHOLDERS' EQUITY	5,324,058	2,292,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,477,495	$26,349,833

The accompanying notes are an integral part of these financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30,

	2008	2007

REVENUES
Treatment fees	$26,357,619	$19,842,064

OPERATING EXPENSES
Cost of Services	13,157,728	11,642,333
Sales and marketing	180,367	287,060
General and administration	8,466,779	11,785,313
Abandonment and Impairment Loss	189,992	2,076,266
Depreciation and amortization	443,581	59,917
Bad debt expense	796,027	965,553

TOTAL OPERATING EXPENSES	23,234,475	26,816,442

OPERATING INCOME (LOSS)	3,123,144	(6,974,378)

OTHER EXPENSE (INCOME)
Interest expense	7,245,961	3,595,044
Interest income	(41,344)	(25,281)
Minority interest in net loss (income) of consolidated subsidiaries	131,901	(172,390)
Loss on disposal of property and equipment	68,880	29,270
Other expenses	20,865	432,500

TOTAL OTHER EXPENSE	7,426,264	3,859,143

(LOSS) BEFORE INCOME TAXES	(4,303,121)	(10,833,521)

PROVISION (BENEFIT) FOR INCOME TAXES
Current taxes	20,065	(356,511)
Deferred taxes	-	(1,094,984)
TOTAL PROVISION (BENEFIT) FOR INCOME TAXES	20,065	(1,451,495)

NET (LOSS)	$(4,323,186)	$(9,382,026)

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.19)	$(0.41)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	22,997,476	22,655,781

The accompanying notes are an integral part of these financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,323,185)	$(9,382,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,046,018	2,164,956
Abandonment and impairment loss	189,992	2,076,266
Interest charged for beneficial conversion features of 8% senior convertible
debentures	912,524	-
Interest charged for fair valuation of warrants issued in connection with 8% senior convertible and other debentures	-	1,959,915
Interest charged for amortization of deferred financing costs	2,099,399	1,269,701
Bad debts	796,027	965,553
Deferred income taxes	-	(1,094,984)
Minority interest in net income of consolidated subsidiaries	131,901	(172,390)
Loss on disposal of property and equipment	68,880	29,270
Interest accrued for convertible debenture and notes payable	1,184,030	13,889
Amortization of 15% convertible debenture original issue discount	142,526	-
Amortization of stock options	1,516,604	2,787,240
Warrants issued in payment of interest expense	736,226	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,447,000)	(2,508,318)
Prepaid expenses and other current assets	(357,981)	30,046
Other assets	-	27,194
Accounts payable and accrued expenses	(1,517,287)	3,484,862
Income taxes	881,506	(1,685,596)
Deferred tax asset	-	-
Current income tax liability	-	-
Payments to former majority members	(45,330)	149,089
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,014,850	114,667

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,385,296)	(2,577,325)
Proceeds from sale of property and equipment	45,000	68,222
(Increase) decrease in security deposits	(460)	-
Investment in unconsolidated affiliates	-	(105,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,340,756)	(2,614,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,309,079)	(1,955,179)
Advances from affiliates	25,948	100,870
Net (repayment) proceeds from bank line of credit	(1,300,000)	2,300,000
Proceeds from issuance of 15% senior secured subordinated note payable	17,500,000	-
Deferred financing costs	(2,995,780)	(522,831)
Repayment of notes and loans	(4,990,268)	(1,940,240)
Repayment of minority member loans	-	(70,943)
Repayment of 8% senior convertible debentures	(7,398,125)	-
Proceeds from issuance of common stock	400,000	-
Proceeds from notes payable	1,600,000	1,000,000
Distributions to LLC members	(368,109)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,164,587	(1,088,323)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(161,319)	(3,587,759)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	216,458	3,804,218

CASH AND CASH EQUIVALENTS – END OF YEAR	$55,139	$216,459

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended June 30,

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	2008	2007

Cash paid during the year:
Interest	$2,029,146	$739,260
Income taxes	$22,405	$1,230,451

Non -cash financing and investing activities:
Equipment acquired through capital lease obligation	$217,148	$213,410
Discount of convertible debenture for fair value of beneficial conversion feature	$-	$912,524
Warrants and common stock issued in payment of accrued interest	$839,659	$-
Issuance of common stock in connection with MedAir settlement	$825,000	$-
Issuance of common stock in connection with Warantz settlement	$75,000	$-
Debt issued in connection with Intangible asset acquired	$2,617,744	$-
Warrants issued in connection with Bison financing	$3,431,341	$-

The accompanying notes are an integral part of these financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance at July 1, 2006	22,655,781	$22,656	$15,362,539	$(7,214,392)	$8,170,803

Share-Based Compensation	-	-	2,439,328	-	2,439,328
Net effect of increased relative fair value of beneficial conversion feature of 2006 convertible debentures due to extension	-	-	1,064,611	-	1,064,611
Net loss	-	-	-	(9,382,026)	(9,382,026)

Balance at June 30, 2007	22,655,781	22,656	18,866,478	(16,596,418)	2,292,716
Share-Based Compensation	-	-	1,783,527	-	1,783,527
Issuance of common stock in connection with MedAir settlement	300,000	300	824,700	-	825,000
Issuance of common stock in connection with Warantz settlement	30,000	30	74,970	-	75,000
Issuance of warrants in connection with Bison refinancing	-	-	3,431,341	-	3,431,341
Issuance of warrants in Connection with Bridge Financing	-	-	564,659	-	564,659
Issuance of shares for cash	200,000	200	399,800	-	400,000
Issuance of Shares in Connection with Mezzanine Loan	187,500	188	274,813	-	275,000
Net loss	-	-	-	(4,323,185)	(4,323,185)

Balance at June 30, 2008	23,373,281	$23,373	$26,220,288	$(20,919,603)	$5,324,058

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

As of June 30, 2008, CFWH operates thirty-five (35) wound care and hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. CFWH is headquartered in Tarrytown, New York. Currently, the Company has signed agreements to open and manage three (3) additional wound care and hyperbaric centers.

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

Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Under the equity method, the Company recognizes its share of the earnings and losses of the unconsolidated affiliates as they accrue. The equity method is used when the Company holds more than a 20% interest in the affiliates, but does not have significant control. The Company had a 40% ownership interest in an entity, Bayonne Hyperbaric LLC, which it accounted for under the equity method. In August 2007, the Company acquired the additional 40% of Bayonne Hyperbaric LLC (See Note 15 – Subsequent Events). A third individual own the remaining 20% interest in Bayonne Hyperbaric LLC. The Company had a 49% interest in one affiliate that it consolidates because it has significant control over the entity. This entity, Raritan Bay Hyperbaric LLC, was owned 51% by two individuals who were also the majority members who sold their Far Rockaway Hyperbaric, LLC interest to the Company effective June 1, 2006 In addition, the Company had several consulting/lease agreements with these two individuals which were terminated as part of a settlement agreement effective August, 2007(See Note 14 – Commitments and Contingencies and Note 15 – Subsequent Events).

b. Revenue Recognition. Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals. Generally, the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers. Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers. As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals. As of June 30, 2008 and 2007 approximately $9.7 million and $5.6 million of Accounts Receivable were unbilled, respectively.

c. Cash and Cash Equivalents. Cash equivalents are defined as short-term investments with original maturities of three months or less.

d. Property and Equipment. Property and equipment are recorded at cost. The Company provides for depreciation of property and equipment over their estimated useful lives using the straight-line method. Hyperbaric chambers are depreciated over seven years. Leasehold improvements, primarily located at hospitals, are amortized on a straight-line basis over the lesser of the remaining term of the hospital contract or the economic life of the improvement.

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

f. Long-Lived Assets. The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires management to review the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In December 2006, management determined that its interest in Southampton Hyperbaric, LLC was valueless and both the Company and the other members abandoned the facility which resulted in a charge to operation of approximately $260,000. Additionally, management’s review of its long-lived assets resulted in an additional impairment loss of $1,817,000 charge to operations in the fourth quarter of fiscal 2007.

g. Advertising Costs. Advertising costs are expensed as incurred. Advertising expense incurred for the twelve months ended June 30, 2008 and 2007 were $15 thousand and $81 thousand, respectively.

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

k. Concentrations. The Company places its temporary cash investments primarily with one high credit-quality financial institution. At June 30, 2008 such investments were in excess of the FDIC insurance limit by approximately $15,000.

There are a limited number of manufacturers of hyperbaric chambers. All hyperbaric chambers to date have been supplied by one vendor.

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

m. Stock Based Compensation. The Company applies FASB Statement No. 123 R, "Share Based Payment" in accounting for its stock-based compensation plans. Statement 123R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates. The compensatory amount of stock options issued to employees that was charged to operations was $1.5 million in 2008 and $2.3 million in 2007.

n. Earnings Per Share. Basic net earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for each period. Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

o. Deferred Financing Costs. All costs associated with the placement of Company debt is deferred and written off over the term of the debt.

p. Goodwill. Goodwill in the amount of $447,531 was acquired as a result of the June 1, 2006 acquisition of Far Rockaway. In December 2007, as part of the Warantz settlement (see Note 10), the company recorded additional goodwill of $304,426. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Goodwill is not amortized but reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. As of the fiscal year ended June 30, 2008, no impairment of Goodwill has occurred.

q. Amortization of Intangibles. The intangibles with finite lives are amortized over the estimated useful lives of these assets. The Company’s major intangible assets are comprised of hospital and treatment center contracts acquired by the Company. These contracts are amortized over a period of two to nine years representing the lives of the contract. Results for the years ending June 30, 2008 and 2007 include $1,613,150 and $503,615, respectively, in amortization expense. These assets are evaluated by management at least annually. In 2008, management completed a review of its intangibles and determined that one hospital’s contract was impaired, resulting in a charge to operations of $189,992. During fiscal 2007, management conducted a review of all its intangible assets and determined that contracts at five hospitals were deemed impaired and will cease operations at those locations. The intangibles at these locations were charged to operations in 2007 as part of the $2.1 million loss on abandonments. Included in the 2007 charge is $233,000 for the contract with Victory Memorial Hospital.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective July 1, 2009.  The Company is currently assessing the impact of FSP APB 14-1 on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the  FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

In September 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of July 1, 2008. The Company does not believe adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Private Placements and Common Stock

a. In July 2006, two individuals were granted 50,000 options each in connection with agreeing to serve as members of the Company’s Board of Directors.

b. In August 2006, 50,000 options were granted to a company with whom the Company entered into a consulting agreement.

c. During the period, August through November 2006, four employees were granted a total of 245,000 options in connection with accepting employment with the Company; one of those employees subsequently resigned which resulted in the expiration of 175,000 options.

d. In January 2007, the Company issued an aggregate of 1,000,000 options to its CEO. The options vest in varying amounts over varying terms. Part of these options requires the attainment of certain performance goals by the Company. The fair value of the options at the date of grants, as determined by the Black-Scholes option pricing model, is $2,721,447 which is being charged to operations ratably over the period the grants vest. $975,185 and $1,338,045 was charged to operations in 2008 and 2007. On July 21, 2008 the Company’s board of directors approved the CEO’s Amended and Restated Employment Agreement. As part of that Agreement, the CEO was granted an additional 750,000 options at the then fair market value. In addition, the aforementioned 1,000,000 options were re-priced to the fair market value as of July 21, 2008. There is no effect of the option re-pricing on the Company’s June 30, 2008 financial results; the noncash costs of these options will be reflected in the Company’s September 30, 2008 10Q report.

e. In March 2007, 42,667 options were granted to an independent contractor in connection with its marketing activities on behalf of the Company.

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

In April and May 2008 the Company issued 187,500 shares of its common stock in payment of accrued interest on the above mezzanine loan.

g. In December, 2007 and January, 2008 the Company raised a total of $1.6 million from individual investors in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest paid in cash or in lieu of cash, warrants with an exercise price of $2. These funds were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008 (of the $1.5 million, $1.2 million was used to retire principal and $300 thousand was paid for a consent fee). Prior to the payment in full of the Bondholders on March 31, 2008, the $1,600,000 was held by an escrow agent and shown as Restricted Cash on the Company’s balance sheet. Certain members of the Company’s board of directors and officers of the Company participated in this Bridge Financing and lent the Company $600,000 of the total $1.6 million raised.

On January 25, 2008 the Company used $1.5 million of the Bridge Financing Note to pay the Bondholders and $100 thousand for working capital purposes. On March 31, 2008 the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing. In May 2008 a bridge financing note holder purchased 200,000 shares of the Company’s common stock for $400,000 in cash.

h. On March 31, 2008, the Company completed a $20 million 15% senior secured subordinated financing agreement with Bison Equity Capital Partners (“Bison”) (the “Bison Note”). The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.3 million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest; and certain extended accounts payable and other obligations.

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

The following table summarizes the assumptions used in valuing options issued by us during the periods ended June 30, 2008 and 2007.

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Average expected life (years)	4.6	8.5
Average risk free interest rate	4.3%	4.73%
Expected volatility	153%	144%
Expected dividend rate	0%	0%
Expected forfeiture rate	1%	1%

The following is a summary of our stock options and warrant activity for the years shown below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	Stock Options		Warrants
Outstanding, at June 30, 2006	410,000	$3.39	2,750,000	$2.00
Granted	1,437,667	$3.23	-
Exercised	-		-
Forfeited/expired	(175,000)	$(3.50)	-
Outstanding, at June 30, 2007	1,672,667	$3.39	2,750,000	$2.00
Granted	255,000	$3.41	7,468,488	$4.88
Exercised	-		-
Forfeited/expired	(70,000)	$(3.93)	-
Outstanding, at June 30, 2008	1,857,667	$3.37	10,218,488	$4.10
Exercisable at June 30, 2008	1,137,667	$3.33	7,590,042	$3.79

The number and weighted average exercise prices of all common shares and common share equivalents issuable and stock purchase options and warrants outstanding as of June 30, 2008 is as follows:

	Stock Options & Warrants Outstanding			Stock Options & Warrants Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.00	3,050,000	2.94	$2.00	3,050,000	$2.00
$3.00	260,000	2.32	$3.00	260,000	$3.00
$3.10	1,000,000	8.55	$3.10	500,000	$3.10
$3.50	300,000	2.49	$3.50	180,000	$3.50
$3.75	42,667	3.75	$3.75	42,667	$3.75
$4.00	105,000	2.82	$4.00	105,000	$4.00
$5.00	7,318488	9.57	$5.00	4,590,042	$5.00
Total – June 30, 2008	12,076,155	7.40	$3.99	1,137,667	$3.73

d. Common Shares Reserved

As of June 30, 2008, the Company has reserved an aggregate of 12,361,155 shares of its common stock for issuance of awards pursuant to its 2006 Stock Option Plan, the conversion of debentures, and the exercise of common stock purchase warrants.

Note 4 - Property and Equipment

Property and equipment consists of the following at June 30, 2008 and 2007:

	2008	2007
Medical chambers and equipment, including $2,352,934 for 2008 and $6,198,646 for 2007 under capital leases	$7,945,838	$7,294,518
Furniture, fixtures and computers	2,084,382	829,724
Leasehold improvements	4,807,466	4,005,954
Autos and Vans	494,051	459,639
	15,331,737	12,589,835
Less: Accumulated depreciation and amortization – including $780,025and $1,303,911 for medical chambers and equipment under capital lease	6,445,732	4,619,510
	$8,886,005	$7,970,325

Depreciation expense for fiscal 2008 is $2,432,890 of which $2,108,107 is included in cost of services and 2007 was $1,661,341 with cost of services amounted to $1,601,424.

Note 5 - Intangible Assets

Intangible Assets consist of the following as of June 30:

	2008	2007
Hospital Contracts Acquired	$6,444,123	$3,559,661
Treatment Center Contract	-	-
Total intangible assets with finite lives	6,144,123	3,559,661
Less: Accumulated amortization	2,041,628	428,477
Net intangible assets with finite lives	4,402,495	3,131,184
Goodwill	751,957	447,531
Total Intangible Assets	$5,154,452	$3,578,715

Amortization of intangibles of $1,494,355 and $503,615 was charged to cost of services in 2008 and 2007, respectively.

As part of the settlement agreement with the Greenbergs (see Note 10), the Greenbergs agreed not to compete with the Company for a five year period through August 2012 in exchange for $600,000, including imputed interest of $51,850, payable in 52 bi-weekly installments. Additionally, as part of a settlement with another related party (see Note 10), the Company agreed to pay $658,337 for a covenant not to solicit and compete for 36 months ending August 2010.

Furthermore, as part of the settlement with Warantz as disclosed in Note 10, the Company recorded goodwill in the amount of $304,426.

Management has adjusted the remaining useful lives of hospital contracts downward from their useful lives as determined by independent appraisers when the contracts were acquired because management is unable to determine that it is more likely than not that the contract will be renewed. The new period over which the contracts are being amortized are the remaining lives of the contracts. The effect of this change in estimate increased amortization in the current year by $420,000 and will increase such expense in each subsequent year by approximately $560,000 until the contracts are fully amortized.

The following represents the estimated future amortization of the Hospital and Treatment Center Contracts over the next five years:

Year or Period Ending June 30,
2009	$1,845,970
2010	$1,845,970
2011	$573,517
2012	$109,629
2013	$27,409

Note 6 - Other Assets

Other Assets consist of the following as of June 30:

	2008	2007
Subordination & Consent Fee, net of amortization of $1,850,000 and $264,286.	$0	$1,585,715
Deferred Financing Costs, net of amortization of $513,685 and $1,206,500	2,804,927	322,831
Equipment Lease Fees	-	12,500
Security Deposit	17,760	38,671

Total Other Assets	$2,822,687	$1,959,917

Amortization of the consent fee and deferred financing costs of $2,099,399 and $1,068,619 is included in interest expense in fiscal 2008 and 2007, respectively.

Note 7 - Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 15.21% over three to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of June 30,

	2008	2007
Total obligations under capital leases	$657,881	$2,029,550
Less: Current installments	526,107	1,530,862
	$131,774	$498,688

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2008:

2009	$587,841
2010	138,292
2011	5,006
Total minimum lease payments amount	731,139
Less: Amounts representing interest	73,258
Present value of minimum lease payments	$657,881

Note 8 - Related Party Transactions

In December, 2007 and January, 2008 the Company raised a total of $1.6 million from individual investors in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest paid in cash or in lieu of cash, warrants with an exercise price of $2. These funds were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008 (of the $1.5 million, $1.2 million was used to retire principal and $300 thousand was paid for a consent fee). Prior to the payment in full of the Bondholders on March 31, 2008, the $1.6 million was held by an escrow agent and shown as Restricted Cash on the Company’s balance sheet. Certain members of the Company’s board of directors and officers of the Company participated in this Bridge Financing and lent the Company $600,000 of the total $1.6 million raised.

On January 25, 2008 the Company used $1.5 million of the Bridge Financing Note to pay the Bondholders and $100 thousand for working capital purposes. On March 31, 2008 the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing with the exception of the $100 thousand interest due the Company’s board of directors and officers who participated in the financing.

b. Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are noninterest bearing and due on demand. The amounts owing to the affiliates at June 30, 2008 and 2007 were $261,006 and $206,082, respectively.

Note 9 – Short-term Borrowings

The Company entered into a three-year $5.0 million bank line of credit with Signature Bank on June 17, 2005, as amended on April 7, 2006. The original termination date of the bank line was June 16, 2006. Pursuant to an amendment entered into on April 7, 2006, the termination date of the bank line became February 1, 2007, and pursuant to an amendment entered into on April 7, 2007, the termination date became May 2, 2007.

Pursuant to the Third Amendment to the credit facility effective May 2, 2007, the bank extended the line’s maturity to February 29, 2008, and increased the revolving credit line to $6.0 million at substantially the same interest rates and secured by the same collateral. The Company also received the proceeds from a $1.5 million term loan payable in six equal monthly principal installments of $33,333 commencing September 1, 2007, with the balance due February 29, 2008.

The amended agreement required the Company to maintain certain financial covenants and ratios, limits capital expenditures and additional indebtedness, and prohibits dividends and distributions to minority interest without prior approval. The Company assigned the aggregate proceeds of key man life insurance of $7.5 million on the life of the Company’s CEO.

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

For the year ended June 30, 2008 the average debt outstanding under the working capital line of credit was $5,187,525 at an average interest rate of 8.7%. The highest balance outstanding under the working capital line was $6,500,000 and the Company was charged interest of $449,712 during the year.

Note 10 – Notes Payable

a. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of June 30, 2008, the Company has an outstanding balance due on these loans of $65,255. For the 12 months ended June 30, 2008, average monthly principal payments were approximately $5,447.

b. As part of the acquisition of Far Rockaway LLC, the Company issued a $650,000 note, which was paid in August 2006 and a $1,350,000 promissory note, which was paid off in full on June 13, 2008.

c. Effective September 30, 2007 the Company negotiated the termination of Ms. Greenberg’s five year employment with the Company, in which all of the Company’s obligations under the employment agreement were concluded, as well as the termination of a consulting agreement with Ms. Greenberg’s spouse, in which JD Keith LLC, the spouse’s consulting firm, was to be paid $10,000 per month for five years as well as commissions and other compensation. As part of the settlement, the Company entered into a non-compete and non-solicitation agreement with the Greenbergs. Among other things, the Greenbergs agreed to a five year non-compete with the Company. The Company will pay JD Keith LLC approximately $600,000 in 52 bi-weekly installments during the first two years of the five year non-compete agreement. The present value of the payments aggregated $548,150 which is included in the accompanying financial statements as an intangible asset and is being amortized over its five year life. As of June 30, 2008 the balance due JD Keith, LLC was $359,824.

d. In June 2007, the Company received the proceeds from $1.0 million in securities (“Mezzanine Loan”) from various investors (“Investors”). These securities were classified as liabilities in the financial statements since the Company could repay the Investors as described below. The securities gave the Investors an aggregate 25% share of a newly formed entity, CFWH Mezzanine, LLC (“Mezzanine”). Mezzanine operates a Hyperbaric and Wound Care facility at each of 10 new hospitals (as determined by the Company). The Company contributed the hospital contracts for these 10 facilities, manages Mezzanine and will pay any net profits to Mezzanine, of which the Investors will receive a 25% share.

The Investors’ shares in Mezzanine were redeemable by the Company if the Company paid the Investors 125% of the original subscription price within 180 days from the signing of the agreement, or pays 130% of the original subscription price within 210 days, or paid 150% of the original subscription price within 270 days, or 200% of the original subscription price within one year. If the Company did not redeem the interest in Mezzanine within one year, the Company would have lost the right to redeem the Investors interest in Mezzanine, and no money would have been due to the Investors. The Investors had the option to convert their interest in Mezzanine to shares of the Company’s stock at a conversion rate of $2.00 per share, or 500 thousand shares for a two year period expiring in June 2009. After the closing on the Bison Note (see Note 12), the Company retired the Mezzanine Loan.

e. Effective August 8, 2007, the Company entered into an agreement with Med-Air Consultants, Inc. (“Med-Air”) whereby the Company terminated several joint venture and consulting agreements with Med-Air. The key elements of this agreement include the Company’s purchase of the 51% of the membership interest of Raritan Bay LLC and the 40% of the membership interest of Bayonne LLC owned by Med-Air, the elimination of Med-Air’s right to participate in a certain number of wound care centers the Company anticipates opening over several years, the elimination of fees associated with treatments at three of the Company treatment centers, and Med-Air’s covenant not to compete with or solicit employees of the Company. The purchase price paid by the Company was 300,000 shares of the Company’s common stock, whose fair value at the date of issuance was $825,000; a non-interest bearing 36 month note of $1,692,000, net of 9% imputed interest of $202,000; and its interest in Southampton LLC. The purchase price note also includes all amounts due under capital leases for six chambers, approximately $232,667 at June 30, 2008, and the option to acquire the chambers for $1 each. The total assets acquired aggregated $2,411,312 of which $658,312 is for the non-solicitation agreement and hospital contracts of $1,753,000. The balance remaining on the note as of June 30, 2008 was $1,019,683.

f. Effective October 1, 2007, the Company entered into an agreement with Warantz Healthcare Group Inc., Rapid Recovery of America, Inc. Millennium Healthcare LLC, SMWNJ, Inc. SMWNY, Inc and Modern Medical Specialties, LLC (“Warantz”) whereby the Company terminated several joint venture and consulting agreements with Warantz. The key elements of this agreement includes the Company acquiring, for $431,000 and 30 thousand restricted shares of common stock, whose fair value was $75 thousand, the 40% interest in Modern Medical, LLC that it did not own. The Company recorded a Notes Payable in the amount of $377,665, which is net of imputed interest of $45,002. As of June 30, 2008 the balance outstanding was $277,228. The settlement also provided for the termination of a joint venture for two stand-alone healthcare facilities for total cash consideration of $96,000, and the elimination of its joint venture participation in a potential hospital-based healthcare facility that the Company believes may compete with an existing wound care center. Payment requirements for these negotiated agreements range from six to 33 months.

g. In December, 2007 the Company received $800 thousand from individual lenders in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest paid in cash or in lieu of cash, warrants with an exercise price of $2 per share. These funds were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008 (of the $1.5 million, $1.2 million was used to retire principal and $300 thousand was paid for a consent fee).

In January, 2008 the Company raised an additional $800 thousand according to the same terms as described above, bringing the total Bridge Financing Note to $1.6 million. On January 25, 2008 the Company used $1.5 million of the Bridge Financing Note to pay the Bondholders and $100 thousand for working capital purposes. After the closing on the Bison Note (see Note 12), the Company retired the Bridge Financing Note.

Summary – Notes Payable, including the 15% senior secured note payable, as of June 30, 2008 and 2007 consists of the following:

	2008	2007
Notes payable	$17,013,771	$2,494,514
Less: Current portion	939,856	2,429,260
	$16,073,915	$65,254

Maturities of the long-term portion of notes payable as of June 30, 2008 are as follows:

Year Ending June 30,
2009	$939,856
2010	708,909
2011	1,385,744
2012	1,376,189
2013	12,603,073
$17,013,771

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

As part of this agreement, the Company was required to file a Registration Statement within 60 days of the date of closing of the shares and warrants associated with the aforementioned $5.5 million 8% Secured Debenture. Since the Company failed to do so, it has incurred damages payable to each Bondholder equivalent to 1.5% of the aggregate purchase price paid by each Bondholder for each month the Registration Statement is not filed up to a maximum of 9% per Bondholder. The maximum damages amount to $495 thousand. As of March 31, 2008 and 2007, the Company recorded an accrual for damages amounting to $0 and $495,000, respectively. Another condition of the agreement requires the Company to reserve up to 2,333,333 of its unissued common shares of stock to satisfy an anti-dilution provision of the debenture agreement. These shares are reserved for issuance to the Majority Members if the debentures’ conversion options are exercised by Oasis.

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

The restructured subordinated debentures increased the principal amount of debentures for accrued interest on the debentures through May 29, 2007 by $504,778 and the $495,000 in damages referred to in the second preceding paragraph. The interest rate on the restructured $6,499,778 in indebtedness was increased from 8% to 9%. The revised debt required a $1.0 million payment to the bondholders on June 21, 2007 of which $800 thousand was principal reduction and $200 thousand was a “consent fee” to restructure the debentures; this payment was made on June 20, 2007. The bondholders will receive an additional $1,650,000 after the indebtedness and interest thereon has been repaid in full as “additional consideration” for amending the agreements. The consent fee and the additional consideration were charged to operations as additional interest from the restructure date to March 31, 2008, the initial maturity date of the debentures. On the initial maturity date, the Company had the option to repay the outstanding principal and accrued interest thereon, or to extend the maturity to March 31, 2008 if it has paid an additional $1.2 million in principal payments and an additional consent fee of $300 thousand. On December 21, 2007 the Company and the bondholders agreed to extend until January 31, 2008 the date by which the Company had to make the $1.5 million payment. The Company exercised this maturity extension option on January 25, 2008 and the remaining outstanding principal and accrued interest, and the additional consideration payment of $1.65 million, was paid in full on March 31, 2008 from the proceeds of the Bison Financing.

Note 12 – 15% Senior Secured Subordinated Promissory Note.

On March 31, 2008, the Company completed a $20 million 15% senior secured subordinated financing agreement with Bison Equity Capital Partners (“Bison”) (the “Bison Note”) (the “Bison Financing”). The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.3 million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest; and certain extended accounts payable and other obligations.

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

Note 13 – Income taxes

The Company’s domestic effective income tax rate for the years presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes.

The Company adopted the provisions of FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operation. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008.

During the year ended June 30, 2008, the Company recognized no adjustments for uncertain tax benefits. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

The Company has a federal tax operating loss carry-forward of $1,312,000 at June 30, 2008 which expires through 2028.

The components of the net deferred tax asset (liability) at June 30, 2008 and 2007 consist of the following

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$990,000	$1,035,000
Property assets	218,000	80,000
Intangibles	75,000	472,000
Accrued expenses	371,000	371,000
Stock option compensation	1,844,000	1,315,000
Net operating loss	489,000	153,000
Total deferred tax asset	3,987,000	3,426,000
Less valuation allowance	(3,987,000)	(3,426,000)

Net deferred assets (liabilities)	$0	$0

The provision (benefit) for income taxes is comprised of the following:

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Current:
Federal	$-	$(832,388)
State	20,065	475,877
	20,065	(356,511)

Deferred:
Federal	-	(872,281)
State	-	(222,703)
	-	(1,094,984)

Net provision (benefit)	$20,065	$(1,451,495)

A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Computed tax benefit	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	(3.7)	(4.7)
Minority interest	1.0	0.9
Non deductible interest expense	13.8	3.1
Tax effect on income reported by members	-	-
Other	2.0	0.2
NOL valuation reserve	21.4	21.6

Total tax benefit	0.5%	(12.9)%

Note 14 - Defined Contribution Plan

The Company maintains a defined 401(k) Contribution Plan which all employees, over the age of 21, are eligible to participate in after three months of employment. The Company does not match employee contributions. Currently there are thirteen employees who are enrolled in this program. The 401(k) Contribution Plan is administered by a third party.

Note 15 - Commitments and Contingencies

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

The long term employment agreements were for terms commencing April 1, 2006 and terminating April, 2011. The arrangements for Dr. Forman and Dr. Capotorto provided for aggregate salaries of $50,000 per month. Ms. Greenberg provided for a salary of $15,000 per month. The agreements provide for participation in the Company paid health insurance, life and disability insurance plans, a 401(k) plan, stock option plan, incentive compensation and stock purchase plans and similar plans as may now exist or as may be adopted by the Company in the future. Each employee is to be provided with additional perquisites at an annual cost of not in excess of $25,000. These agreements provide for certain additional compensation in the event of a change in control or other termination not for cause. Ms. Greenberg’s employment with the Company, and all contractual obligations to her, ceased effective September 30, 2007

Each officer is subject to usual and customary non disclosure of confidential information and a covenant not-to-compete during the term of the agreement and for a five year period thereafter with respect to the non-disclosure requirements and three years thereafter with respect to the covenant not-to-compete.

b. In April 2006, the Company entered into a three year agreement with David Walz in which Mr. Walz will receive a base salary of $200,000 per annum, receive an annual guarantee bonus of $50,000, an $800 monthly car allowance, 210,000 options to purchase common stock (110,000 at $3.00 per share, vested June 1, 2006; 50,000 options at $3.00 per share, vesting January 1, 2007; 50,000 options at $4.00 per share, vesting January 1, 2008) and other executive benefits consistent with the Company's personnel policies. The agreement also includes an incentive related to new business referrals. The agreement provides for certain additional compensation in the event of a change in control or other termination not for cause.

c. In May 2006, the Company entered into a three year agreement with Paul Toomey, in which Mr. Toomey will receive a base salary of $200,000 per annum, a sign on bonus of $50,000, receive an annual guarantee bonus of $50,000, a $500 monthly car allowance, 150,000 options to purchase common stock at $5.00 per share (50,000 options will vest two years from date of agreement; 100,000 will vest upon the Company having an EBITA of $14,000,000) and other executive benefits consistent with the Company's personnel policies. The agreement provides for certain additional compensation in the event of a change in control or other termination not for cause.

d. In August 2006, the Company entered into an agreement with its former CFO, Donald T. Kelly, which terminated upon his resignation on February 13, 2007.

e. On January 3, 2007, Andrew G. Barnett was appointed by the Board of Directors of CFWH as Chief Executive Officer, effective January 19, 2007. Mr. Barnett, pursuant to the terms and condition of his three year employment agreement, will receive a base salary of $320,000 per annum, 1,000,000 ten year options to purchase common stock of CFWH at $3.10 per share (such options will vest incrementally based on time and performance criteria), incentive awards, and standard benefits. Effective February 13, 2007, Mr. Barnett assumed the chief financial officer title and role in addition to his role as the Company’s chief executive officer. On July 21, 2008, the Company approved an Amended and Restated Employment Agreement that provides for an increase to $375,000 in Mr. Barnett’s base salary effective March 31, 2008, cash bonuses that relate to the achievement of several performance goals, the re-pricing to $1.05 per share (the fair market value as of July 21, 2008) of the aforementioned 1,000,000 stock options; and the grant of an additional 750,000 stock options at $1.05 per share (the fair market value as of July 21, 2008), the vesting of which depend upon the Company’s achievement of annual EBITDA targets.

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

g. Minimum payments under non-cancelable operating lease obligations for office space at June 30, 2008 are as follows:

Year Ending June 30,
2009	$140,201
2010	108,084
2011	105,133
2012	98,978
2013	35,100
Thereafter	0

In September 2008, a new lease agreement was entered into for our administrative office in New Jersey. The remaining three years of the existed lease was bought out for $100,000, which was charged to operations in 2008. The old lease was replaced with a new one year lease requiring payment of $25,809. Rent expense under all operating leases in fiscal year ended June 30, 2008 was $225,925 and $234,440 in 2007.

h. Effective August 8, 2007 the Company entered into an agreement with Med-Air Consultants, Inc. (“Med-Air”) whereby the Company terminated several joint venture and consulting agreements with Med-Air. The key elements of this agreement includes the Company’s purchase of the 51% of the Raritan Bay LLC and 40% of Bayonne LLC owned by Med-Air, the elimination of Med-Air’s right to participate in a certain number of wound care and hyperbaric treatment centers the Company anticipates opening over several years, the elimination of fees associated with treatments at three of the Company treatment centers, and Med-Air’s covenant not to compete with or solicit employees of the Company. The purchase price paid by the Company was 300 thousand shares of the Company’s common stock, whose fair value at the date of issuance was $825 thousand, a non-interest bearing 36 month note of $1,655,000 – net of 9% imputed interest of $239 thousand, and its interest in Southampton LLC. The purchase price note also includes all amounts due under capital leases for six chambers, approximately $232,667 at June 30, 2008, and the option to acquire the chambers for $1 each.

i. In fiscal 2008 the Company signed contracts to open three (3) additional wound care and hyperbaric centers. The estimated cost for leasehold improvements in preparation for the opening of the facilities that will be occur in fiscal 2009, exclusive of leased chambers, is approximately $650,000.

j. In September 2006, the Company entered into an independent contractor agreement with AMT, LLC and Boyer Marketing Associates, Inc. (collectively the “Representative”) to serve as the Company’s non-exclusive business development representative for several geographic regions of the country through April 30, 2009. The Representative is paid a base compensation and an incentive predicated on the opening of new wound care and hyperbaric treatment centers that the Representative has identified and with whom the Company enters into contractual relationships.

k. Effective September 30, 2007, the Company negotiated the termination of Ms. Greenberg’s five year employment with the Company, in which all of the Company’s obligations under the employment agreement were concluded, as well as the termination of a consulting agreement with Ms. Greenberg’s spouse, in which JD Keith LLC, the spouse’s consulting firm, was to be paid $10 thousand per month for five years as well as commissions and other compensation. Instead, the Company entered into a five year non-compete and non-solicitation agreement with the Greenbergs. Among other things, the Greenbergs agreed to a five year non-compete with the Company; the Company will pay total compensation to the Greenbergs of approximately $320 thousand for each of the first two years of the five-year non-compete agreement after which point all payments from the Company to the Greenbergs cease.

l. In August 2007, the Company negotiated the termination of a consulting agreement in with a firm in which the Company agreed to pay $45 thousand and options to purchase 50 thousand shares of the Company’s stock at $3.00 per share. The fair value of the options utilizing the Black-Scholes option pricing model of $266,913 as well as the $45 thousand cash payment was charged to operations in 2007.

m. Effective October 1, 2007 the Company negotiated the termination of several joint venture and consulting agreements with Warantz Healthcare and related parties in which the Company acquired, for $275 thousand and 30 thousand restricted shares of common stock, the 40% share of the Modern Medical hospital contract that it did not own; the termination of a joint venture for two stand-alone healthcare facilities, for total cash consideration of $96 thousand; and the elimination of its joint venture participation in a potential hospital-based healthcare facility that the Company believes may compete with an existing wound care and hyperbaric treatment center. Payment requirements for these negotiated agreements range from six to 33 months.

n.  At June 30, 2008, four officers or directors of the Company are owed an aggregate of $100,000 for interest on the Bridge Financing Note (see Note 10).

Note 16 - Subsequent Events

In July 2008, Andrew Barnett’s employment agreement was amended as discussed (in Note 15 e.) above.

In September 2008 the Board of Directors approved

•
The issuance of options to acquire 60,000 and 100,000 shares of the Company’s common stock to Messrs. Basmajian and Meyrowitz, respectively, for services to rendered through December 2008. The Board also approved the repricing of the options to acquire 50,000 shares previously issued to these two directors;

•
The Amended and Restated Employment Agreement for David Walz, the Company’s president. Among other changes, the exercise price of the options previously granted to Mr. Walz were repriced to the fair market value as of the September board meeting; Mr. Walz was granted an additional 375,000 options with an exercise price set as of the grant date, 225,000 of which vest when and if certain performance criteria are met and the balance vest upon the anniversary date of the confirmation of the terms of Mr. Walz’s Amended Employment Agreement; and an increase in Mr. Walz’s base compensation to $285,000 per annum. In addition, Mr. Walz will be eligible for incentive compensation if certain performance targets are met.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

We have not had any disagreements with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

Item 8A(T). Controls and Procedures:

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management carried out an evaluation, conducted by its chief executive officer and chief financial officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2008 were not effective.

(b) Changes in Internal Control over Financial Reporting.

During the year ended June 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has now established appropriate controls and procedures with respect to the use of corporate funds and is in the process of installing a company-wide accounting and financial reporting application suite.

Management’s Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information:

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

Our directors, executive officers and control persons their respective ages as of September 15, 2008 are as follows:

Name	Age	Position
Andrew G. Barnett	54	CEO, CFO, Secretary, Director
David Walz	47	President, Treasurer
John Capotorto, MD	48	Director
David H. Meyrowitz	62	Director
Paul Basmajian	50	Director
John DeNobile	35	Director
Dr. Phillip Forman	50	Director
Douglass Trussler	37	Director
Louis Bissette	39	Director

Business Experience of Current Officers and Directors:

All of our directors serve a one year term until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

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

David J. Walz was named President on September 27, 2006 and is also our Treasurer. Mr. Walz joined the predecessor company in November 2003 as Executive Vice President and Chief Operating Officer. Mr. Walz is an executive with over twenty-one years of experience in hospital operations, financial management, business development and strategic planning within complex healthcare organizations. From November 2000 to September 2003, Mr. Walz was Executive Director/Vice President of Operations at St. John’s Queens Hospital, a teaching division of Saint Vincent’s Catholic Medical Centers in New York, where he was responsible for the day-to-day operations. Prior to this role, Mr. Walz held various positions in finance, including director of finance for a four-hospital system. Mr. Walz has a Bachelors degree in Finance, Banking and Investments and also holds a Master Degree in Healthcare Administration. Mr. Walz is a Fellow (“FHFMA”) and a Certified Managed Care Professional (“CMCP”) in the Healthcare Financial Management Association

Phillip Forman, DPM, who serves as the Company’s Co-Chief Compliance Officer, was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007, served as the chief executive officer of American Hyperbaric, Inc. Prior to joining New York Hyperbaric, he was a private practitioner. He received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine. His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending, Staten Island University Hospital and Associate Director, Residency Program, Staten Island University Hospital. Dr. Forman has extensive experience in wound care. He has participated in numerous clinical trials involving diabetic foot infections, novel antibiotics and new biopharmaceuticals for problem and non-healing wounds of the lower extremities. He has participated in trials with Merck & Co., Inc., Pharmacia, OrthoBiotech, Novartis/Organogenesis, Johnson & Johnson, Monsanto, Ortho-McNiel, Alpha Therapeutics and Ortec International. In addition to his clinical trial participation, Dr. Forman has several research projects underway involving Osteomyelitis and Vascular Disease in patients with Diabetes.

John V. Capotorto, M.D., who serves as the Company’s Co-Chief Compliance Officer, was the Chief Medical Director of New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and from July, 2005 through January 18 was the Vice President of American Hyperbaric, Inc. Prior to joining New York Hyperbaric Dr. Capotorto was an attending physician in Adult and Pediatric Endocrinology and was a clinical assistant professor at SUNY HSCB since 1996. He holds board certification in Internal Medicine, Pediatrics, Adult and Pediatric Endocrinology and Metabolism, and is accredited in Hyperbaric Medicine. Additionally, he is the Medical Director of the Diabetes Treatment Center at Staten Island University Hospital and has extensive experience in both wound care and hyperbaric medicine. Dr. Capotorto graduated from Vassar College in 1981 and studied Medicine at the University of Bologna. He returned to New York where he completed a combined medical and pediatric internship and residency. Dr. Capotorto was a Research Fellow in Islet Cell Transplantation at the Joslin Diabetes Center and a clinical fellow in Adult and Pediatric Endocrinology at both the Joslin Diabetes Center and Children’s Hospital, part of the Harvard Medical School system. In addition to his medical training, Dr. Capotorto has completed an Executive MBA program at the Baruch College. He is a member of the Beta Gamma Sigma Honor Society and has used his combined medical and business knowledge towards developing and opening comprehensive Hyperbaric and Wound Care Centers.

David H. Meyrowitz was appointed to the Board of Directors on June 19, 2006. Mr. Meyrowitz received his Jurist Doctor from Brooklyn Law School in 1970 and was admitted to the New York Bar in 1971. He received his Bachelor of Science degree, majoring in accounting, from the University of Bridgeport in 1967. Mr. Meyrowitz is a partner in the law firm of Kamerman Meyrowitz & Soniker, P.C. located in New York City. Mr. Meyrowitz was appointed as Advisor to Registrants for the United States Selective Service System and served as such through the end of the Viet Nam War. Mr. Meyrowitz was also appointed by then Governor Carey to be a member of the counsel of the State University Agricultural and Technical College at Farmingdale where he served as such for approximately 10 years. Mr. Meyrowitz also acts as special collection counsel to the New York City Housing authority. Mr. Meyrowitz is a member of the New York County Lawyers Association and the Bar Association of Nassau County. He is a member of the United States Customs Court.

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

Douglas B. Trussler co-founded Bison Capital in 2001 and is a partner and serves as its president. Previously, he was at Windward Capital Partners LP, and at Credit Suisse First Boston. Mr. Trussler is currently a member of the Board of Directors of GTS Holdings, Inc., Performance Team Freight Systems, Inc., Royal Wolf Australia Ltd., Royal Wolf Trading New Zealand Limited, Precision Assessment Technology Corporation, and Big Rock Sports, LLC. He was formerly a member of the Board of Directors of Twin Med, LLC and Helinet Aviation, Inc. Mr. Trussler earned a BA with honors in Business Administration from the University of Western Ontario in Canada.

Louis Bissette is a partner of Bison Capital, having joined the firm in 2005 to head its east coast operations based in Charlotte, NC.  Previously, he was a General Partner at Brentwood Associates, a leading Los Angeles-based middle market private equity firm.  Prior to Brentwood, he worked in the corporate finance department of Morgan Stanley & Co., where his primary coverage responsibilities included the firm's private equity clients.  Mr. Bissette is a member of the Board of Directors of Big Rock Sports, LLC. Mr. Bissette graduated with a degree in Economics from the University of North Carolina at Chapel Hill, where he was a John Motley Morehead Scholar.

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

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended June 30, 2008.

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

ITEM 10. Executive Compensation:

FISCAL 2008 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended June 30, 2008 and 2007. The Named Executive Officers are the Company’s Chief Executive Officer and Chief Financial Officer and the Company’s President. These are the only two executive officers that served during the year ended June 30, 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Andrew G. Barnett (2)	2008	335,880	—	—	975,185	125,000	(3)	22,075	(4)	1,458,140
Chief Executive Officer and	2007	136,615	—	—	1,338,045	—		6,600		1,481,260
Chief Financial Officer

David J. Walz (5)	2008	215,385	42,308	—	204,172	—		16,306	(4)	478,171
President	2007	218,469	50,000	—	204,172	—		9,600		482,241

(1)
The values for option awards in this column represent the cost recognized for financial statement reporting purposes for fiscal year 2008 and 2007, respectively, in accordance with FAS 123R. However, pursuant to SEC rules these values are not reduced by an estimate for the probability of forfeiture. The assumptions used to value these awards can be found in Note 3 to the financial statements in this Form 10-K.

(2)
Mr. Barnett entered into an employment agreement on January 3, 2007, with an effective date of January 19, 2007, to serve as Chief Executive Officer. Mr. Barnett assumed the role of Chief Financial Officer on February 13, 2007.

(3)
Pursuant to the terms of his employment agreement, Mr. Barnett earned $75,000 for the successful implementation of a new accounting system during fiscal 2008 and $50,000 for the successful closing of a transaction with Bison Capital Equity Partners II-B, L.P. during fiscal 2008.

(4)
We reimbursed automobile expenses for Messrs. Barnett and Walz in the amounts of $14,400 and $8,631, respectively, and health benefit expenses for both named executive officers in the amount of $7,675.

(5)	Mr. Walz was appointed as our president on September 27, 2006.

Employment Agreements with the Named Executive Officers

Employment Agreement for Andrew G. Barnett

On July 21, 2008, the Company entered into an employment agreement (the amended and restated employment agreement) with Andrew G. Barnett, effective as of March 31, 2008, which amended and restated the employment agreement dated January 3, 2007 (the 2007 employment agreement). Pursuant to the amended and restated employment agreement Mr. Barnett agreed to serve as our Chief Executive Officer and Chief Financial Officer. The initial term of the amended and restated employment agreement commenced on March 31, 2008 and ends on June 30, 2011, and will automatically be renewed for an additional 12 months unless Mr. Barnett or the Company provides written notice of the intent not to renew on or before June 30, 2010. After each 12 month extension, the term will continue to renew for successive 12 month periods unless Mr. Barnett or the Company provides written notice of the intent not to renew no less than 180 days prior to the end of the renewal term.

Under the terms of the agreement, Mr. Barnett will receive an annual base salary of $375,000 beginning March 31, 2008, which salary will be reviewed annually by the board of directors. In addition, Mr. Barnett has earned (1) a one-time cash bonus of $75,000 for successfully implementing a new accounting system (the “accounting bonus”) that will be paid to him upon the filing of certain reports with the Securities and Exchange Commission; and (2) a one-time cash bonus of $50,000 for closing the transaction with Bison Capital Equity Partners II-B, L.P. (the “closing bonus”) that will be paid to him on or before September 15, 2008. He is eligible to earn annual cash performance bonuses based on the Company’s achievement of certain adjusted EBITDA targets for fiscal years 2008 through 2013 and thereafter. The amount of the annual cash performance bonus, if earned, will be set by the Board in its sole discretion, but will be no less than $50,000 and no greater than 50% of his then-existing base salary. Mr. Barnett is also eligible for all employee benefits made available generally to other senior executive officers, including participation in medical and life insurance programs and profit sharing plans, and is entitled to reimbursement for automobile expenses, provided such expenses do not exceed $15,000 per year and $3,000 per month. We have agreed to establish a long-term incentive plan no later than September 30, 2008, in which Mr. Barnett will be entitled to participate. If Mr. Barnett is subject to an excise tax under the Internal Revenue Code of 1986, as amended, he will be entitled to a gross-up payment.

On January 3, 2007 Mr. Barnett was granted the option to purchase 1,000,000 shares of our common stock pursuant to the Center for Wound Healing, Inc. 2006 Stock Option Plan under the 2007 Employment Agreement. Six hundred thousand of these options are time vesting options and 400,000 are performance vesting options. With respect to the 600,000 shares of time vesting options, 400,000 are fully vested, 100,000 shares will vest on the second anniversary of the date of grant and 100,000 shares will vest on the third anniversary of the date of grant, provided for each vestment that Mr. Barnett has remained continuously employed by us during those terms. With respect to the 400,000 performance vesting options, 100,000 options are fully vested and Mr. Barnett will vest in his option to purchase the remaining 300,000 options (100,000 options in each of fiscal years 2009, 2010 and 2011) if we meet certain financial targets during fiscal years 2009, 2010 and 2011 as set forth in his agreement. These options will expire ten years from the date of grant. Effective July 21, 2008, the exercise price for these options was reduced from $3.10 per share to $1.05 per share.

Under the amended and restated employment agreement, on July 21, 2008 Mr. Barnett is granted an additional 750,000 performance vesting options at an exercise price of $1.05 per share. These performance vesting options will vest 33 1/3% per year if we meet certain quarterly Adjusted EBITDA targets during fiscal years 2009, 2010 and 2011. Mr. Barnett’s options will vest upon a change of control as described below. Mr. Barnett’s option to purchase such shares of our common stock will remain outstanding for 10 years following the date of its grant.

The agreement provides that we may terminate Mr. Barnett for cause at any time upon written notice. For purposes of the agreement, cause means any of the following: (1) Mr. Barnett’s material breach of the agreement, breach of fiduciary duty having a material adverse impact on our Company, material breach of our employment policies applicable to him, or refusal to follow the lawful directives of our board of directors that is not corrected (to the extent correctable) within 10 days after delivery of written notice to Mr. Barnett with respect to such breach; (2) Mr. Barnett’s breach of a fiduciary duty to us, material breach of our employment policies applicable to him, refusal to follow the lawful directives of our board of directors, or repeated breach of the same provision of the agreement, each on more than two occasions, regardless of whether such breach has been or may be corrected; (3) Mr. Barnett’s indictment for or conviction of a felony or any crime involving fraud; (4) Mr. Barnett’s misappropriation of our funds or material property; or (5) Mr. Barnett’s material dishonesty, disloyalty or willful misconduct. In addition, we may terminate Mr. Barnett’s employment without cause upon 30 days’ prior written notice. A failure by us to renew the amended and restated employment agreement is a termination without cause.

Pursuant to the agreement, Mr. Barnett may terminate his employment for good reason at any time upon written notice to us. Mr. Barnett may also terminate his employment without good reason upon 45 days’ prior written notice. For purposes of the agreement, good reason means the occurrence of: (1) a material change in Mr. Barnett’s duties, reporting responsibilities, titles or elected or appointed offices as in effect immediately prior to the effective date of such change, provided, however that Mr. Barnett’s ceasing to be our chief financial officer does not constitute good reason; (2) any reduction or failure to pay when due any compensation to which Mr. Barnett is entitled; (3) our breach of any material provisions of the amended and restated agreement; (4) the relocation of our corporate offices more than 100 miles away from Mr. Barnett’s current residence; (5) us hiring, retaining or promoting any employee or consultant whose base salary is or becomes greater than Mr. Barnett’s base salary; or (6) we fail to elect Mr. Barnett a member of the board of directors.

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

If we terminate Mr. Barnett’s employment without cause or if Mr. Barnett terminates his employment for good reason, then Mr. Barnett is entitled to: (1) his then-existing base salary through the end of the term of the amended and restated agreement, or for two years, whichever is longer; (2) the full amount of the Accounting Bonus and the Closing Bonus, to the extent that they have not been paid as of the date of termination; (3) a pro-rata amount of any annual bonus for which he is eligible and (4) the continuation of his health or medical benefit plans for a period of two years. However, if his employment is terminated as a result of our failure to renew the initial term of his amended and restated employment agreement, then he is generally entitled to receive the continuation of his base salary and his health or medical benefit plans for a period of one year. In addition, any unvested time vesting stock options to which Mr. Barnett may have been entitled will immediately vest. The performance vesting options will vest if the adjusted EBITDA for the quarter meets the adjusted EBITDA targets. If Mr. Barnett terminates his employment pursuant to a change of control, Mr. Barnett will be entitled to receive the payments described above, as well as a cash payment of $800,000 if the average price per-share sale price resulting in the change of control is less than $7.50.

Mr. Barnett may not disclose any confidential information about us, including our financial condition, our products and services, and information concerning the identity of individuals affiliated with us, during the term of his employment and for a period of five years thereafter.

Mr. Barnett agrees not to manage, operate, participate in, be employed by or perform consulting services for our competitors listed in the amended and restated employment agreement during the term of his employment, and during any period which he is receiving the continuation payments from us as described above. During this period, Mr. Barnett agrees to abstain from soliciting any individual, partnership, corporation, association, or entity who, within the 36 month period prior to Mr. Barnett’s termination of employment, contracted with us or was solicited by us for business, and to abstain from soliciting any of our officers, managers or salespersons.

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

Employment Agreement for David Walz

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

Pursuant to the terms of the agreement, Mr. Walz may terminate his employment upon 60 days’ prior written notice to us and upon 30 days’ written notice if the termination is for good reason. We may terminate his employment upon written notice without cause, or immediately upon written notice for cause. For purposes of the agreements, cause means (1) conviction of any felony; (2) the commission of an act of fraud, theft, dishonesty or breach of trust upon our company; (3) the intentional and wrongful disclosure to others, outside our company, of any secret or confidential information; or (4) willful refusal or gross neglect to perform the duties assigned to them, or to otherwise comply with the material provisions of the agreements. Good reason means (1) our material breach of the agreement that is not cured within 20 days after written notice to us; or (2) any failure by a successor of us to assume the obligations of the agreements.

Upon termination of employment for cause, or if Mr. Walz elects to terminate his employment without good reason, then he shall receive his accrued but unpaid base salary through the effective date of termination. If he is terminated without cause, or if either elects to terminate his employment for good reason, then he is entitled to his accrued but unpaid base salary through the effective date of termination, as well as an amount equal to 50% or his base salary.

In the event of a termination arising from a change in control, Mr. Walz is entitled to payment of accrued but unpaid base salary through the effective date of termination, payment of an amount equal to two times the then-base compensation, any vested amounts or benefits owed to him at the effective date of termination and the vesting of all options that would have become vested during the term of employment but for the termination of the officer. In the event of a change of control, Mr. Walz can elect to voluntarily terminate his employment and be entitled to this payment. For purposes of this agreement, change of control means (1) the sale of all or substantially all of our assets and business; or (2) any merger or consolidation involving our company, or sale or exchange of our capital stock, or similar transaction if, immediately following such transaction, 50% or more of the voting rights of the security holders of the surviving entity are held by a single holder who was not immediately prior to such transaction a holder of 50% or more of our voting securities.

Mr. Walz is bound by restrictive covenants pursuant to which he may not, during the term of the agreements or for a period of 24 months thereafter, be engaged in any capacity with any business that competes with our Company. In addition, he may not solicit any business from any of our customers or prospective customers, or solicit any of our employees, agents or contractors to terminate their relationship with us. He is also bound by nondisclosure of confidential information provisions, whereby he is prohibited from disclosing any of our confidential or proprietary information for the term of his employment or at any time following the termination of his employment.

Mr. Walz is entitled to indemnification from us to the fullest amount provided for in our certificate of incorporation and by-laws. Their right to indemnification survives the termination of the employment agreements.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers on June 30, 2008. All options were granted under the Center for Wound Healing 2006 Stock Option Plan, formerly called the Kevcorp Services Inc. 2006 Stock Option Plan.  There were no stock awards outstanding on June 30, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)		Option Grant Date	Option Expiration Date
Andrew G. Barnett	400,000	200,000	(1)			3.10	(2)	January 3, 2007	January 3, 2017
	100,000			300,000	(3)	3.10	(2)	January 3, 2007	January 3, 2017
David J. Walz	160,000					3.00		April 1, 2006	April 1, 2016
	50,000					4.00		April 1, 2006	April 1, 2016

(1)	Of these options, 100,000 will vest on January 3, 2009 and 100,000 will vest on January 3, 2010.

(2)	In accordance with the terms of the 2007 employment agreement, effective July 21, 2008 the exercise price for Mr. Barnett’s options was reduced from $3.10 per share to $1.05 per share.

(3)
100,000 of these options will vest if the Company meets certain financial targets during fiscal 2009, 100,000 of these options will vest if the Company meets certain financial targets during fiscal 2010 and 100,000 of these options will vest if the Company meets certain financial targets during fiscal 2011.

FISCAL 2008 DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our non-executive officer directors in fiscal year 2008. Mr. Barnett’s compensation is set forth in the Fiscal 2008 Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Paul Basmajian	—	—	—	—	—		—
Louis Bissette	—	—	—	—	—		—
John Capotorto, M.D.	—	—	—	—	325,000	(2)	325,000
John DeNobile	—	—	—	—	—		—
Phillip Forman, M.D.	—	—	—	—	325,000	(2)	325,000
David H. Meyrowitz	—	—	—	—	—		—
Douglas B. Trussler	—	—	—	—	—		—

(1)
As of June 30, 2008, each of Messrs. Basmajian and Meyrowitz held 50,000 vested options that expire on July 18, 2012. These are the only outstanding equity awards held by the directors listed in the table. In September 2008, the Board of Directors approved the re-pricing of the vested options to the current market value at the re-price date. The Board also issued an additional 60,000 options to Mr. Basmajian and 100,000 options to Mr. Meyrowitz.

(2)
Drs. Capotorto and Forman received $300,000 in salary and $25,000 for a car allowance for their service as Medical Director, a non-executive officer position. The employment agreements are described below.

 Employment Agreements for John Capotorto and Phillip Forman

We have employment agreements with two of our directors that continue to serve as non-executive officers of the Company.

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

Under the terms of the agreements, Doctors Forman and Capotorto received a base salary at the rate of $150,000 per year during the term of the short-term agreements, and will receive $300,000 per year during the term of the long-term agreements. In addition, Doctors Forman and Capotorto are eligible for all employee benefits made available generally to other senior executive officers, including participation in medical and life insurance programs and profit sharing plans, and may lease or purchase an automobile at our expense, provided such purchase or lease does not exceed $25,000 per year.

The agreements provide that we may terminate the employment of Doctors Forman and Capotorto for cause upon 15 days’ written notice. For the purpose of the agreements, cause means (1) conviction for fraud or a felony; (2) embezzlement; (3) willful and continued material failure to perform the duties and services required under the employment agreements for a continued period of 45 days following written notice thereof from us; or (4) the employee voluntarily leaving our employ other than for good reason. The employment agreements also provide that we may terminate the employment of Dr. Forman or Dr. Capotorto without cause, upon 30 days’ prior written notice to that employee. In addition, Dr. Forman or Dr. Capotorto may terminate his own employment, upon prior written notice to us, for good reason. For the purpose of the agreements, good reason means (1) a material adverse change in the employee’s title, responsibilities or assignment of duties inconsistent with, or adverse to, his current duties; (2) any failure by us to comply with the terms of the employment agreements; (3) any requirement by us that the employee’s office be located more than 15 miles from his or her current office; (4) any requirement that the employee travel in connection with his duties to any location located more than 15 miles from his or her current office location; or (5) 30 days following a material breach by us of our obligations under the employment agreements that is not cured within 15 days following receipt of written notice from the employee specifying such breach.

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

Each of Doctors Forman and Capotorto is bound by a nondisclosure of confidential information provision included in the employment agreements, pursuant to which they may not disclose any confidential information about us, including our financial condition, our products and services, and information concerning the identity of individuals affiliated with us, during the term of his employment and for a period of five years thereafter. In addition, Doctors Forman and Capotorto agree to abide by the provisions of the covenants not to compete found in the employment agreements, pursuant to which they agree, during the period of employment with us and for a period of three years thereafter, not to engage as, among other things, an officer, director, employee, shareholder (other than ownership of less than 5% of the issued and outstanding stock of a public company) or consultant for any entity which is engaged in providing services in competition with our business.

Under the terms of the employment agreements, we agree to indemnify Dr. Forman, Dr. Capotorto to the maximum extent permitted by law against all claims, judgments, fines, penalties, liabilities, losses, costs and expenses (including reasonable attorneys’ fees) arising from their position as executive officers, or from acts or omissions made in the course of performing their duties for us. However, such indemnity does not apply to acts or omissions which constitute willful misconduct, gross negligence, or which resulted in an improper personal benefit for the employee. In addition, we agree to maintain directors’ and officers’ liability insurance on behalf of the employees.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table sets forth certain information with respect to the beneficial ownership of The Center for Wound Healing’s Common Stock as of September 1, 2008 by each director and named executive officer of the Company, all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of the Common Stock.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT OF OWNERSHIP(2)(3)	PERCENTAGE OF CLASS(4)
Andrew G. Barnett	500,000	2.1%
Paul Basmajian	166,667	*
Louis Bissette	–	*
John Capotorto, M.D.	4,409,292	18.9%
John DeNobile	1,976,297	8.5%
Phillip Forman, M.D.	3,909,292	16.7%
David H. Meyrowitz	70,000	*
Douglas B. Trussler	–	*
David Walz	210,000	*
Directors and executive officers as a group (9 persons)	11,574,660	49.5%

The Elise Trust	4,021,294	17.2%

* Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is c/o The Center for Wound Healing, Inc., 155 White Plains Road, Suite 200, Tarrytown, NY 10591.

(2) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly has or shares the powers to direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities with respect to which that person has the right to acquire beneficial ownership within 60 days of September 1, 2008. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of stock beneficially owned.

(3) Includes shares which may be acquired through stock options exercisable through October 30, 2008 in the following amounts: Barnett - 500,000; Basmajian - 50,000; Meyrowitz - 50,000; and Walz - 210,000.

(4) Based on 23,373,281 shares of Common Stock issued and outstanding as of September 1, 2008.

ITEM 12.   Certain Relationships and Related Transactions:

In December 2007 and January 2008 the Company raised a total of $1.6 million from individual investors in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest paid in cash or in lieu of cash, warrants with an exercise price of $2. These funds were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008 (of the $1.5 million, $1.2 million was used to retire principal and $300 thousand was paid for a consent fee). Prior to the payment in full of the Bondholders on March 31, 2008, the $1.6 million was held by an escrow agent and shown as Restricted Cash on the Company’s balance sheet. John Capotorto, the Company’s Co-Chief Compliance Officer and chairman of the board of directors; David Meyrowitz and Paul Basmajian, directors of the Company; and Andrew Barnett and Dave Walz, respectively, the chief executive officer and president of the Company collectively loaned the Company $600 thousand of the total $1.6 million raised. On January 25, 2008 the Company used $1.5 million of the Bridge Financing Note to pay the Bondholders and $100 thousand for working capital purposes. On March 31, 2008 the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing.

ITEM 13. Exhibits:

The following exhibits are included as part of this Annual Report.

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Reorganization dated October 28, 2005 between Kevcorp Services, Inc. and American Hyperbaric, Inc. (incorporated by reference to Exhibit 10 to Form 10-QSB/A filed on November 1, 2005)

2.2
First Amended and Restated Contribution Agreement dated as of June 16, 2006 between the Company, Joel Macher, Alan Richer, Braintree Hyperbaric, LLC and Far Rockaway Hyperbaric LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 22, 2006)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to Form 10-KSB filed on April 10, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Form 8- filed on July 25, 2008)

4.1†
Securities Purchase Agreement dated as of April 7, 2006 among the Company and the purchasers named therein with respect to $5.5 million principal amount of Debentures and Warrants to purchase common stock of the Company, including the form of Common Stock Purchase Warrant

4.2†	8% Secured Convertible Debenture due April 7, 2007

4.3
Securities Purchase Agreement dated as of March 31, 2008 among the Company and Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. (“Bison”) (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 7, 2008)

4.4
15% Senior Secured Subordinated Promissory Note in the principal amount of $20 million due March 31, 2013 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 7, 2008)

4.5
Common Stock Warrant Agreement dated as of March 31, 2008 among the Company and Bison, and the related Series W-1 and W-2 Warrants (incorporated by reference to Exhibits 4.3, 4.4 and 4.5 to the Current Report on Form 8-K filed on April 7, 2008)

4.6	Registration Rights Agreement dated as of March 31, 2008 among the Company and Bison (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on April 7, 2008)

9.1
Form of Voting Agreement dated as of March 31, 2008 among the Company, Bison and certain shareholders of the Company (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on April 7, 2008)

10.1*	Employment Agreement between American Hyperbaric, Inc. and Dr. John Capotorto dated December 1, 2005 (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed February 21, 2006)

10.2*	Employment Agreement between American Hyperbaric, Inc. and Dr. Phillip Forman dated December 1, 2005 (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed February 21, 2006)

10.3*	Employment Agreement between The Center for Wound Healing, Inc. and David Walz, dated April 1, 2006 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on April 10, 2008)

10.4*	Employment Agreement between The Center for Wound Healing, Inc. and Andrew Barnett, dated January 3, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-KSB filed on April 10, 2008)

10.5*†	Amended and Restated Employment Agreement between The Center for Wound Healing, Inc. and Andrew Barnett executed July 21, 2008

10.6†	2006 Stock Option Plan, as Amended and Restated July 21, 2008

10.7†	Settlement Agreement between the Company and Keith Greenberg, Elise Greenberg, the Elise Trust, Raintree Development, LLC, JD Keith LLC and Braintree Properties LLC dated September 21, 2007

10.8†	Settlement Agreement between the Company and Med-Air Consultants, Inc., Alan Richer and Joel Macher dated August 9, 2007

10.9†	Third Amendment and Waivers to Amended and Restated Loan Agreement dated May 29, 2007 by and among the Company, certain borrowers named therein and Signature Bank

10.10†	Seventh Amendment to Amended and Restated Loan Agreement dated March 31, 2008 by and among the Company, certain borrowers named therein and Signature Bank

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to Form 10-KSB filed on September 24, 2004)

21.1†	Subsidiaries

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

† Filed herewith

* Management contract

Item 14. Principal Accounting Fees and Services:

Fiscal Year Ended 2008

(a)	Audit Fees:

Our principal accountant, RAICH ENDE MALTER & Co. LLP, billed us aggregate fees in the amount of approximately $668,000 for the fiscal year ended June 30, 2008. These amounts were billed for professional services that Raich Ende Malter & Co. LLP provided for the audit of our annual financial statements, review of our interim financial information and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for this fiscal year.

(c)	Tax Fees:

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $150,000 for the fiscal year ended June 30, 2008 for tax compliance.

(d)	All Other Fees:

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $0 for the fiscal year ended June 30, 2008 for all other fees.

Fiscal Year Ended 2007

(a)	Audit Fees:

Our principal accountant, RAICH ENDE MALTER & Co. LLP, billed us aggregate fees in the amount of approximately $1,000,000 for the fiscal year ended June 30, 2007. These amounts were billed for professional services that Raich Ende Malter & Co. LLP provided for the audit of our annual financial statements, review of our interim financial information and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for this fiscal year.

(c)	Tax Fees:

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $150,000 for the fiscal year ended June 30, 2007 for tax compliance.

(d)	All Other Fees:

RAICH ENDE MALTER & Co. LLP billed us aggregate fees in the amount of $0.00 for the fiscal year ended June 30, 2007 for all other fees.

The Board of Directors has reviewed and discussed with the Company's management and auditors the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2008 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief	September 25, 2008
Andrew G. Barnett	Financial Officer;

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief	September 25, 2008
Andrew G. Barnett	Financial Officer; Director

/s/ John DeNobile	Director	September 25, 2008
John DeNobile

/s/ Dr. John Capotorto	Director	September 25, 2008
Dr. John Capotorto

/s/ David H. Meyrowitz	Director	September 25, 2008
David H. Meyrowitz

/s/ Paul Basmajian	Director	September 25, 2008
Paul Basmajian

/s/ Dr. Phillip Forman	Director	September 25, 2008
Dr. Phillip Forman

/s/Douglas B. Trussler	Director	September 25, 2008
Douglas B. Trussler

/s/Louis Bissette	Director	September 25, 2008
Louis Bissette