Form 10-Q
period 2008-09-30
Center for Wound Healing, Inc.
filed 2008-11-13
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

Commission file number: 000-51317

THE CENTER FOR WOUND HEALING, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	87-0618831
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

155 White Plains Road, Suite 200, Tarrytown, NY 10591
[Address of Principal Executive Offices]

Registrant's telephone number, including area code: (914) 372-3150

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or J5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such tiling requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES[ ] NO[X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 13, 2008, there were 23,373,281 shares of common stock issued and outstanding.

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q
September 30, 2008

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Interim Financial Statements
	• Condensed Consolidated Balance Sheets	4
	• Condensed Consolidated Statements of Operations	5
	• Condensed Consolidated Statements of Stockholders’ Equity	6
	• Condensed Consolidated Statements of Cash Flows	7
	• Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	19
Item 3.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
	Signatures	25

ITEM 1.  UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS
Cash in bank	$293,957	$55,139
Accounts receivable, net of allowance for doubtful
accounts of $3,061,917 and $2,941,917, respectively	15,537,997	14,563,325
Notes Receivable	476,995	460,872
Income tax refunds receivable	2,090	2,090
Prepaid expenses and other current assets	341,956	398,631

Total current assets	16,652,995	15,480,058

Notes Receivable	67,900	134,295
Property and equipment, net	8,653,068	8,886,005
Intangible assets	3,941,002	4,402,495
Goodwill	751,957	751,957
Other assets	2,672,563	2,822,687

TOTAL ASSETS	$32,739,486	$32,477,495

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,555,694	$3,844,541
Current maturities of capital leases	398,730	526,107
Short-term borrowings	4,310,001	4,200,000
Notes payable	929,267	939,856
Payable to former Majority Members	568,033	618,033
Due to affiliates	405,450	261,006

Total current liabilities	10,167,174	10,389,542

15% senior secured note payable	16,572,438	15,291,782
Notes payable, net of current maturities	548,995	782,133
Capital lease obligations, net of current maturities	86,554	131,774
Minority interest in consolidated subsidiaries	529,867	558,205

TOTAL LIABILITIES	27,905,028	27,153,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,373,281 issued and outstanding	23,373	23,373
Additional paid-in capital	26,889,558	26,220,288
Accumulated deficit	(22,078,473)	(20,919,603)

TOTAL STOCKHOLDERS' EQUITY	4,834,458	5,324,058

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,739,486	$32,477,495

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2008	2007
	(Unaudited)
REVENUES
Treatment fees	$7,026,147	$5,941,240

OPERATING EXPENSES
Cost of Services	3,581,894	2,856,285
Sales and marketing	40,949	21,900
General and administration	2,689,051	2,110,994
Depreciation and amortization	232,556	84,909
Bad debt expense	120,000	202,281

TOTAL OPERATING EXPENSES	6,664,450	5,276,369

OPERATING INCOME (LOSS)	361,698	664,871

OTHER EXPENSE (INCOME)
Interest expense	1,529,720	1,736,763
Interest income	(7,236)	-
Minority interest in net loss (income) of consolidated
subsidiaries	(27,637)	(64,085)
Loss on disposal of property and equipment	-	69,622

TOTAL OTHER EXPENSE	1,494,847	1,742,300

(LOSS) BEFORE INCOME TAXES	(1,133,149)	(1,077,429)

PROVISION (BENEFIT) FOR INCOME TAXES
Current taxes	25,722	16,463
Deferred taxes	-	-
TOTAL PROVISION (BENEFIT) FOR INCOME TAXES	25,722	16,463

NET (LOSS)	$(1,158,870)	$(1,093,892)

NET (LOSS) PER COMMON SHARE - BASIC
AND DILUTED	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	23,373,281	22,825,346

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,158,870)	$(1,093,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,192,039	734,416
Interest charged for beneficial conversion features of 8% senior convertible
debentures	-	456,261
Interest charged for amortization of deferred financing costs	-	903,951
Bad debts	120,000	202,281
Minority interest in net income of consolidated subsidiaries	(27,637)	(64,085)
Loss on disposal of property and equipment	-	69,622
Interest accrued for convertible debenture and notes payable	1,280,656	123,750
Amortization of stock options	669,270	644,379
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,044,400)	(541,839)
Prepaid expenses and other current assets	70,787	(197,417)
Other assets	-	(81,705)
Accounts payable and accrued expenses	(302,129)	(293,662)
Income taxes	-	201,886
Current income tax liability	-	16,949
Payments to former majority members	(50,000)	222
NET CASH PROVIDED BY OPERATING ACTIVITIES	749,715	1,081,117

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(497,662)	(1,536,268)
Proceeds from sale of property and equipment	-	45,000
(Increase) decrease in security deposits	(11,616)	-
Investment in unconsolidated affiliates	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(509,278)	(1,496,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(172,596)	(438,589)
Advances from affiliates	144,444	11,152
Net (repayment) proceeds from bank line of credit	110,001	(161,000)
Deferred financing costs	147,628	-
Repayment of notes and loans	(230,446)	(337,387)
Repayment of minority member loans	-	-
Repayment of term loan		(33,334)
Proceeds from term loan		1,500,000
Proceeds from notes payable	-	(276,004)
Distributions to LLC members	(701)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,671)	264,838

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	238,818	(150,313)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	55,139	216,458

CASH AND CASH EQUIVALENTS - END OF PERIOD	$293,957	$66,145

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the three month period:
Interest	$101,436	$229,779
Income taxes	$25,722	$18,803

Non -cash financing and investing activities:
Equipment acquired through capital lease obligation		$191,570
Issuance of common stock in connection with MedAir settlement		$825,000
Debt issued in connection with Intangible asset acquired		$2,240,079

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance at June 30, 2008	23,373,281	$23,373	$26,220,288	$(20,919,603)	$5,324,058

Share-Based Compensation (Unaudited)	-	-	669,270	-	669,270

Net loss (Unaudited)	-	-	-	(1,158,870)	(1,158,870)
Balance at September 30, 2008 (Unaudited)	23,373,281	$23,373	$26,889,558	$(22,078,473)	$4,834,458

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

As of September 30, 2008, CFWH operates thirty-five (35) wound care and hyperbaric centers with various institutions. Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company. CFWH is headquartered in Tarrytown, New York. Currently, the Company has signed agreements to open and manage three (3) additional wound care and hyperbaric centers.

Note 2 - Summary of Significant Accounting Policies

    a. Basis of Presentation: The accompanying interim financial statements of the Company as of September 30, 2008 and for the three months ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of June 30, 2008. Interim results are not necessarily indicative of the results for a full year.

    b. Principles of Consolidation. The accompanying consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). Acquisitions of entities under common control are accounted for under the pooling method of accounting at their historical costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”. All other acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition. All intercompany profits, transactions, and balances have been eliminated. Minority interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Minority interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Minority interest in net loss of consolidated subsidiaries” in the accompanying consolidated statement of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the majority owned LLCs and adjust the Company’s net assets to reflect only the Company’s share of the net assets of the majority-owned LLCs.

    c. Revenue Recognition. Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals. Generally, the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers. Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers. As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals. As of September 30, 2008 and 2007 approximately $12.6 million and $6.4 million of Accounts Receivable were unbilled, respectively.

    d. Cash and Cash Equivalents. Cash equivalents are defined as short-term investments with original maturities of three months or less.

    e. Property and Equipment. Property and equipment are recorded at cost. The Company provides for depreciation of property and equipment over their estimated useful lives using the straight-line method. Hyperbaric chambers are depreciated over seven years. Leasehold improvements, primarily located at hospitals, are amortized on a straight-line basis over the lesser of the remaining term of the lease or the economic life of the improvement.

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

    f. Leases. Leases are classified as capital leases or operating leases in accordance with the terms of the underlying lease agreements. Capital leases are recorded as assets and the related obligations as liabilities at the lower of fair market value or present value. Such assets are amortized on a basis consistent with the provisions of Statement of Financial Accounting Standards Board No. 13, “Accounting for Leases,” as amended. The lease payments under capital leases are applied as a reduction of the obligation and interest expense. Assets associated with capitalized leases are included in property and equipment.

The lease expense for rent, which may have a rent holiday included, is straight lined over the initial life of the rent agreement.

    g. Long-Lived Assets. The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires management to review the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition.

    h. Advertising Costs. Advertising costs are expensed as incurred. Advertising expense incurred for the three months ended September 30, 2008 and 2007 were $4 thousand and $3 thousand, respectively.

    i. Accounts Receivable. Accounts receivable have been reduced for all known bad debts and allowances. In accordance with terms of the underlying contracts, CFWH records revenues upon rendering of patient services. Generally, the hospital is invoiced by CFWH when the hospital has collected its related fee from the patient or third party payers. Earned revenues not yet billed to a hospital are also reflected in accounts receivable. An allowance for doubtful accounts has been recorded in the accompanying consolidated financial statements based on historical trends and management estimates. Accounts are written off only after exhaustive efforts at collection.

    j. Income Taxes. The Company uses the asset and liability method of accounting for income taxes in accordance with FAS 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized.

The Company adopted the provisions of FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operation. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2008.

During the three months ended September 30, 2008, the Company recognized no adjustments for uncertain tax benefits. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

    k. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the collectability of accounts receivable, the impairment of long-lived and intangible assets, and the fair value of stock and warrants issued.

    l. Concentrations. The Company places its temporary cash investments primarily with one high credit-quality financial institution. At times, such investments were in excess of the FDIC insurance limit.

There are a limited number of manufacturers of hyperbaric chambers. All hyperbaric chambers to date have been supplied by one vendor.

    m. Fair Value of Financial Instruments. On July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  The carrying amounts of current assets and current liabilities approximate fair value due to the short-term maturities of the instruments. The carrying amounts of capital lease obligations approximate their fair values and the current interest rates on such instruments approximate current market interest rates on similar instruments. See Note 10 on the carrying value of debt issued.

    n. Stock Based Compensation. The Company applies FASB Statement No. 123 R, "Share Based Payment" in accounting for its stock-based compensation plans. Statement 123R requires all share based payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates.

    o. Earnings Per Share. Basic net earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

    p. Deferred Financing Costs. All costs associated with the placement of Company debt is deferred and written off over the term of the debt.

    q. Goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Goodwill is not amortized but reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. As of September 30, 2008, no impairment of Goodwill has occurred.

    r. Amortization of Intangibles. The initial valuation of intangible assets is based upon third party analysis. Those with finite lives are amortized over the estimated useful lives of these assets. The Company’s major intangible assets are comprised of hospital and treatment center contracts acquired by the Company. These contracts are amortized over a period of two to seven years representing the lives of the contract. Results for the quarters ending September 30, 2008 and 2007 include $461,492 and $228,674, respectively, in amortization expense. These assets are evaluated by management at the end of each reporting period. As of September 30, 2008, no impairment of Intangible Assets has occurred.

Note 3 - Employee Stock Compensation

The Company’s Amended and Restated 2006 Stock Plan (the “Plan”) permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 7,500,000 shares of our common stock, to employees, outside directors, and consultants. All stock options under the 2006 Stock Plan are granted at or above the fair market value of the Common Stock at the grant date. Employee stock options vest ratably and generally expire in a range of five to 10 years from the exercise date.

The fair value of the Company's options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Three Months Ended September 30, 2008
Average Expected life (years)	6.2
Average risk free interest rate	4.48%
Expected volatility	87%
Expected dividend rate	0%
Expected forfeiture rate	1%

Stock compensation expense related to stock options was $669,270 for the three months ended September 30, 2008. This amount is included in the Condensed Consolidated Statements of Operations within the general and administrative expenses line item.

There were 910,000 stock options granted during the three months ended September 30, 2008 The following table represents our stock options and warrants granted, exercised, and forfeited during the first three months of fiscal 2009. The following is a summary of our stock options and warrant activity for the years shown below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	Stock Options		Warrants
Outstanding, at June 30, 2007	1,672,667	$3.39	2,750,000	$2.00
Granted	255,000	$3.41	7,468,488	4.88
Exercised	-		-
Forfeited/expired	(70,000)	$(3.93)	-
Outstanding, at June 30, 2008	1,857,667	$3.37	10,218,488	$4.10
Granted	910,000	$1.05
Exercised	-		-
Forfeited/expired			$-
Outstanding, at September 30, 2008	2,767,667	$1.61	10,218,488	$4.10
Exercisable at September 30, 2008	1,677,667	$1.61	7,590,042	$3.79

As of September 30, 2008, there was $887,650 of unrecognized compensation cost.

The number and weighted average exercise prices of all common shares and common share equivalents issuable and stock purchase options and warrants outstanding as of September 30, 2008 is as follows:

	Stock Options & Warrants Outstanding			Stock Options & Warrants Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.05	2,220,000	7.85	$1.05	1,320,000	$1.05
$2.00	3,050,000	2.69	$2.00	3,050,000	$2.00
$3.00	100,000	1.37	$3.00	100,000	$3.00
$3.50	200,000	1.95	$3.50	110,000	$3.50
$3.75	42,667	3.49	$3.75	42,667	$3.75
$4.00	55,000	2.67	$4.00	55,000	$4.00
$5.00	7,318,488	9.36	$5.00	4,828,992	$5.00
Total - September 30, 2008	12,986,155	7.31	$3.57	9,506,659	$2.52

Note 4 - Property and Equipment

September 30, 2008
Medical chambers and equipment, including $1,499,455 under capital leases	$7,951,799
Furniture, fixtures and computers	2,418,537
Leasehold improvements	4,823,142
Autos and vans	494,051
Construction in Progress	141,819
15,829,347
Less: Accumulated depreciation and amortization - including $499,123 medical chambers and equipment under capital lease	7,176,279
$8,653,068

Depreciation expense amounted to $730,546 and $505,741 for the three months ended September 30, 2008 and 2007, respectively, of which $ 580,257 and $457,405 is included in cost of services.

Note 5 - Intangible Assets

Intangible Assets consist of the following as of September 30, 2008:

Hospital contracts acquired	$5,237,661
Covenants not to compete	1,206,462
6,444,123
Less: Accumulated amortization	2,503,121
Net intangible assets with finite lives	3,941,002
Goodwill	751,957
Total intangible assets	$4,692,959

Amortization of intangibles was $461,492 and $228,674 for the three months ended September 30, 2008 and 2007, respectively, of which $379,226 and $192,101 was charged to cost of services.

The following represents the estimated future amortization of the Intangible Assets inclusive of the change in estimated lives:

For the 12 Month Period Ending September 30,
2009	$1,845,970
2010	1,716,177
2011	269,225
2012	109,630
$3,941,002

Note 6 - Other Assets

Other Assets consist of the following as of September 30, 2008:

Deferred financing costs, net of amortization of $295,255	$2,657,299
Security deposit	15,264
Total other assets	$2,672,563

Amortization of the subordination and consent fee and deferred financing cost of $147,628 and $903,951, for the three months ended September 30, 2008 and 2007, respectively, was charged to interest expense.

Note 7 - Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging up to 15.21% over three to seven year terms. Most leases are guaranteed by certain Company stockholders.

Summary of obligations under capital leases as of September 30, 2008 are as follows:

Total obligations under capital leases	$485,284
Less: Current installments	398,730
$$86,554

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2008:

2009	$421,453
2010	93,384
2011	2,501
Total minimum lease payments amount	517,338
Less: Amounts representing interest	32,054
Present value of minimum lease payments	$485,284

Note 8 - Related Party Transactions

    a. In December, 2007 and January, 2008 the Company raised a total of $1.6 million from individual investors in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest paid in cash or in lieu of cash, warrants with an exercise price of $2. These funds were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008. Certain members of the Company’s board of directors and officers of the Company participated in this Bridge Financing and lent the Company $600,000 of the total $1.6 million raised. On March 31, 2008 the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing with the exception of the $100 thousand interest due the Company’s board of directors and officers who participated in the financing, which was paid on October 31, 2008.

    b. Certain advances are made to and from affiliates in the ordinary course of business. The balances due to and from affiliates are noninterest bearing and due on demand.

Note 9 -Short-term Borrowings

The Company entered into a three year $5.0 million bank line of credit with Signature bank (the “bank”) on June 17, 2005. Through February 29, 2008 the Company negotiated several amendments with Signature and on March 31, 2008 the Company entered into a new two year agreement (the “Seventh Amendment”) with the bank that includes a $5.5 million revolving line of credit and a $1 million term loan. The term loan matures March 31, 2009 and has 12 monthly principal amortization payments of $83,333. The Company agreed to pay off the $1.3 million balance of the existing term loan it had with the bank, was able to reduce the amount of key man insurance the bank had required be in place (naming the bank as the beneficiary), and removed the personal guarantees two of the Company’s directors had provided to the bank.

For the quarter ended September 30, 2008 the average debt outstanding under the working capital line of credit was $3,563,152 at an average interest rate of 5.0%. The highest balance outstanding under the working capital line was $3,810,000 and the Company was charged interest of $41,771 during the quarter.

Note 10 - Notes Payable including 15% Senior Secured Subordinated Promissory Note

Notes Payable as of September 30, 2008 consists of the following:

Notes payable	$18,050,700
Less: Current portion	929,267
$$17,121,433

Maturities of the long-term portion of notes payable as of September 30, 2008 are as follows:

For the 3 Month Period Ending September 30,
2009	$929,267
2010	420,868
2011	1,326,665
2012	1,462,136
2013	13,911,764
$18,050,700

a. The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment. These vans are financed by traditional automotive financing. Rates on these loans range to a high of 8%. As of September 30, 2008, the Company has an outstanding balance due on these loans of $56,128. For the three months ended September 30, 2008, average monthly principal payments were approximately $3,042.

b. On March 31, 2008, the Company completed a $20 million 15% senior secured subordinated financing agreement with Bison Equity Capital Partners (“Bison”) (the “Bison Note”). The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.3 million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest; and certain extended accounts payable and other obligations.

The financial terms of the Bison Note are summarized as follows:

•	The Note is a five year note maturing March 31, 2013.

•
Interest was payable in cash at 12% per annum plus 6% payment in kind (“PIK”) until the payoff conditions, as defined in the Bison Note, were met. As of September 30, 2008, the payoff conditions were met, reducing the interest to the rate of 12% per annum payable in cash plus 3% PIK per annum. The Company has the option of deferring the scheduled payment of interest at the Scheduled Cash Interest Rate for up to 12 months ending on October 31, 2009. Deferred interest is added to the principal balance of the note.

•
Principal amortization begins on the second anniversary of the Note and the amortization payment is $2.5 million per year until the fifth year at which point the Company is obligated to retire in full the balance of the outstanding principal.

•
Bison also received warrants equal to 20% of the fully diluted common stock of the Company. The Company has the opportunity to extinguish a certain number of these warrants based upon its achievement of EBITDA and leverage thresholds. The warrants, which are calculated to be 7,318,488 at March 31, 2008, are exercisable at $5.00 per share, have a seven year life and carry standard anti-dilution and registration rights provisions. The Note carries certain EBITDA and leverage ratio covenants, limitations on maximum allowable debt with Signature and other credit parties, limitations on capital expenditures, and limitations on investments and acquisitions.

•	The debt is subordinated to Signature Bank.

Note 11 - Income Taxes

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

Note 12 - Commitments and Contingencies

a. Minimum payments under non-cancelable operating lease obligations for office space at September 30, 2008, are as follows:

For the 12 Month Period Ending September 30,
2009	$125,551
2010	104,593
2011	105,133
2012	93,755
2013	14,040
Thereafter	-

Rent expense under all operating leases charged to operations for the three months ended September 30, 2008 and 2007, respectively, was $42,235 and $91,718.

ITEM 2. Management's Discussion and Analysis or Plan of Operations:

GENERAL OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Actual operations and results may differ materially from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES:

Revenues for the three months ended September 30, 2008 were $7.0 million, an increase of $1.1 million or 18.3% over the three months ended September 30, 2007, when revenues were $5.9 million. Revenues increased as a result of higher volume at existing centers, plus the inclusion of revenue from centers not open in the prior period.

OPERATING EXPENSES:

Overview: Operating expenses for the three months ended September 30, 2008 were approximately $6.7 million, or 94.9% of total revenues compared to $5.3 million or 88.8% of revenues for the three months ended September 30, 2007.

Cost of service: Cost of service expenditures are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, computer hardware, and depreciation relating to hyperbaric medical chambers and leasehold improvements. The Cost of Services for the three months ended September 30, 2008 and 2007 were $3.6 million and $2.9 million respectively. The increase is primarily a result of the increase in revenues, increased payroll and related costs and depreciation expense associated with new centers.

Sales and marketing: Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of comprehensive wound care increased by $19 thousand to $41 thousand.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees. General and administrative costs increased by $578 thousand to $2.7 million or 38.3% of revenues for the three months ended September 30, 2008, compared to $2.1 million or 35.5% of revenues for the three months ended September 30, 2007. The increase is the result of higher payroll and compensation expenses, nonrecurring professional fees, and travel and training expenses.

Depreciation and amortization: Depreciation and amortization expense is related to our corporate leasehold improvements, which aggregated $233 thousand or 3.3% of revenues for the three months ended September 30, 2008, compared to $85 thousand or 1.4% of total revenues for the 2007 three months. The increase is due to the acquisition of various information technology items necessary for the Company to conduct its business.

Bad debt expense: Bad debt expense was $120 thousand or 1.7% of total revenues for the three months ended September 30, 2008 compared to $202 thousand or 3.4% of revenues for the three months ended September 30, 2007. The bad debt provision reflects management’s estimate of potential loss associated with the accounts it services, including those accounts that filed for protection under Chapter 11 of the Bankruptcy Code during 2006.

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of approximately $1.5 million or 21.8% of total revenues for the three months ended September 30, 2008, compared to $1.7 million or 29.2% of revenues for the 2007 three months. The decrease is partially due to lower interest rates on the term loan and lower deferred finance costs amortization.

Minority interest: Minority interest was $28 thousand and $64 thousand for the three months ended September 30, 2008 and 2007, respectively.

INCOME TAXES:

The Company incurred $26 thousand of state and municipal taxes for the three months ended September 30, 2008 versus the income taxes expense of $16 thousand for the three months ended September 30, 2007.

NET INCOME (LOSS):

For the three months ended September 30, 2008, the Company lost $1.2 million or ($.05) cents per share, compared to a net loss of $1.1 million or ($0.05) cents per share for the 2007 three months.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash provided by operating activities was $0.7 million for the three months ended September 30, 2008, compared to net cash provided by operating activities of $1.1 million for the same period in 2007. This decrease of $0.4 million was the primarily result of a $0.5 million change in accounts receivable.

Investing Activities: Net cash used in investing activities was $0.5 million for the three months ended September 30, 2008, compared to $1.5 million of net cash used in investing activities for the same period in 2007.

Financing Activities: Net cash used in financing activities was $2 thousand for the three months ended September 30, 2008, compared to net cash provided by financing activities of $265 thousand in the same period in 2007.

On March 31, 2008 the Company entered into a new two year agreement with the bank (the “Seventh Amendment”) that includes a $5.5 million revolving line of credit and a $1 million term loan. The term loan amortizes over a 12 month period and has monthly principal payments of $83,333. The use of these funds is required to support our operations in the future and will be dependent upon satisfying borrowing base requirements among other financial covenants. We were in full compliance with all the terms of the bank financing as of September 30, 2008.

On March 31, 2008, CFWH entered into a financing transaction with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., pursuant to which the Company received a discounted amount of $17,500,000. For more details, please see Note 10 to the Notes to Consolidated Financial Statements.

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

b. Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has now established appropriate controls and procedures with respect to the use of corporate funds and is in the process of installing a company-wide accounting and financial reporting application suite.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Default Upon Senior Securities

As of September 30, 2008, the Company is in compliance with its debt covenants.

ITEM 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended September 30, 2008.

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

Signature	Title	Date
/s/ Andrew G. Barnett Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer	November 13, 2008