Form 10-Q
period 2008-12-31
Center for Wound Healing, Inc.
filed 2009-02-17
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or J5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such tiling requirements for the past 90 days:  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES☐ NO☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of January 22, 2009, there were 23,373,281 shares of common stock issued and outstanding.

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q
December 31, 2008

ITEM 1.	UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash in bank	$537,363	$55,139
Accounts receivable, net of allowance for doubtful accounts of $3,385,924 and $2,941,917 respectively	15,586,057	14,563,325
Notes Receivable	493,483	460,872
Income tax refunds receivable	2,090	2,090
Prepaid expenses and other current assets	277,454	398,631

Total current assets	16,896,447	15,480,058

Notes Receivable	—	134,295
Property and equipment, net	8,417,355	8,886,005
Intangible assets	3,479,510	4,402,495
Goodwill	751,957	751,957
Other assets	2,621,224	2,822,687

TOTAL ASSETS	$32,166,493	$32,477,495

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,005,437	$3,844,541
Current maturities of capital leases	300,832	526,107
Short-term borrowings	2,079,989	4,200,000
Notes payable	1,348,780	939,856
Payable to former Majority Members	418,033	618,033
Due to affiliates	254,234	261,006

Total current liabilities	7,407,305	10,389,542

15% senior secured note payable	15,291,782	15,291,782
Notes payable, net of current maturities	4,313,939	782,133
Capital lease obligations, net of current maturities	45,804	131,774
Minority interest in consolidated subsidiaries	489,020	558,205

TOTAL LIABILITIES	27,547,850	27,153,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,373,281 issued and outstanding	23,373	23,373
Additional paid-in capital	27,478,205	26,220,288
Accumulated deficit	(22,882,935)	(20,919,603)

TOTAL STOCKHOLDERS' EQUITY	4,618,643	5,324,058

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,166,493	$32,477,495

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,
 (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

REVENUES
Treatment fees	$7,578,752	$6,470,994	$14,604,900	$12,412,234

OPERATING EXPENSES
Cost of services	3,820,499	3,470,440	7,402,392	6,326,725
Sales and marketing	51,869	15,195	92,818	37,095
General and administration	2,594,616	2,053,264	5,283,669	4,164,256
Depreciation and amortization	249,031	94,942	481,587	179,851
Bad debts	324,007	12,275	444,007	214,556

TOTAL OPERATING EXPENSES	7,040,022	5,646,116	13,704,473	10,922,483

OPERATING INCOME	538,730	824,878	900,427	1,489,751

OTHER EXPENSES
Interest expense	1,357,850	2,133,724	2,887,569	3,870,488
Interest Income	(6,097)		(13,333)	—
Minority interest in net (income) loss of consolidated subsidiaries	(40,847)	(29,283)	(68,484)	(93,368)
Loss on disposal of property and equipment	—	(742)	—	68,880

TOTAL OTHER EXPENSES	1,310,906	2,103,699	2,805,752	3,846,000

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(772,176)	(1,278,821)	(1,905,325)	(2,356,249)

PROVISION (BENEFIT) FOR INCOME TAXES - CURRENT	32,286	(4,758)	58,007	11,705

NET LOSS	$(804,462)	$(1,274,063)	$(1,963,332)	$(2,367,954)

NET LOSS PER COMMON SHARE BASIC
AND DILUTED	$(0.03)	$(0.06)	$(0.08)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	23,373,281	22,985,781	23,373,281	22,905,564

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31,

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance at June 30, 2008	23,373,281	$23,373	$26,220,288	$(20,919,603)	$5,324,058

Share-Based Compensation (Unaudited)	—	—	1,257,917	—	1,257,917

Net loss (Unaudited)	—	—	—	(1,963,332)	(1,963,332)
Balance at December 31, 2008 (Unaudited)	23,373,281	$23,373	$27,478,205	$(22,882,935)	$4,618,643

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,963,332)	$(2,367,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,366,476	1,777,920
Interest charged for beneficial conversion features of 8% senior convertible debentures	—	912,524
Interest charged for amortization of deferred financing costs	302,092	1,822,459
Bad debts	444,007	214,556
Minority interest in net (income) of consolidated subsidiaries	(68,484)	(93,368)
Loss on disposal of property and equipment	—	68,880
Interest accrued for convertible debenture and notes payable	2,420,986	645,224
Amortization of stock options	1,257,917	1,092,139
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,365,055)	(1,684,068)
Prepaid expenses and other current assets	135,289	23,095
Other assets	(66,664)	—
Accounts payable and accrued expenses	(839,155)	(824,616)
Income taxes	—	237,006
Payments to former majority members	(200,000)	222
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,424,077	1,824,019

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(974,841)	(2,384,921)
Increase in restricted cash	—	(800,000)
Proceeds from sale of property and equipment	—	45,000
(Increase) in security deposits	(11,616)
Investment in unconsolidated affiliates	—	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(986,457)	(3,144,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(311,244)	(814,522)
Advances from affiliates	(6,772)	23,721
Net (repayment) proceeds from bank line of credit	(2,120,011)	2,355,668
Proceeds from notes payable	2,000,000	800,000
Deferred financing costs	(36,462)	(356,222)
Repayment of notes and loans	(480,206)	(552,654)
Distributions to LLC members	(701)	(276,004)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(955,396)	1,179,987

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	482,224	(140,915)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	55,139	216,458

CASH AND CASH EQUIVALENTS – END OF PERIOD	$537,363	$75,543

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the six month period:
Interest	$193,861	$435,250
Income taxes	$58,007	$20,885

Non -cash financing and investing activities:
Equipment acquired through capital lease obligation		$191,570
Issuance of common stock in connection with MedAir settlement		$825,000
Issuance of common stock in connection with Warantz settlement		$75,000
Debt issued in connection with Intangible asset acquired		$2,617,744

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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

As of December 31, 2008, CFWH operates thirty-five (35) wound care and hyperbaric centers with various institutions.  Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company.  CFWH is headquartered in Tarrytown, New York. Currently, the Company has signed agreements to open and manage three (3) additional wound care and hyperbaric centers.

Note 2 - Summary of Significant Accounting Policies

a.           Basis of Presentation: The accompanying interim financial statements of the Company as of December 31, 2008 and for the three and six months ended December 31, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB as of June 30, 2008. Interim results are not necessarily indicative of the results for a full year.

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

c.           Revenue Recognition.  Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals.  Generally, the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.  Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers.  As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals.  As of December 31, 2008 approximately $12.7 million of Accounts Receivable were unbilled.

d.           Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made by management include the collectability of accounts receivable, the impairment of long-lived and intangible assets, and the fair value of stock and warrants issued.

e.           Fair Value of Financial Instruments.  On July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.   The carrying amounts of current assets and current liabilities approximate fair value due to the short-term maturities of the instruments.  The carrying amounts of capital lease obligations approximate their fair values and the current interest rates on such instruments approximate current market interest rates on similar instruments.  See Note 6 on the carrying value of debt issued.

f.           Earnings Per Share.  Basic net earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

g.           Stock Based Compensation.  The Company applies FASB Statement No. 123 R, "Share Based Payment" in accounting for its stock-based compensation plans.  Statement 123R requires all share based payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates.

h.           Income Taxes.  The Company uses the asset and liability method of accounting for income taxes in accordance with FAS 109, “Accounting for Income Taxes”.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized.

The Company adopted the provisions of FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operation.  We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.  No interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

During the six months ended December 31, 2008, the Company recognized no adjustments for uncertain tax benefits.  The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception.  The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

Note 3 – Employee Stock Compensation

The Company’s Amended 2006 Stock Plan (the “Plan”) permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 7,500,000 shares of our common stock, to employees, outside directors, and consultants.  All stock options under the 2006 Stock Plan are granted at or above the fair market value of the Common Stock at the grant date. Employee stock options vest ratably and generally expire in a range of 5 to 10 years from the grant date.

The fair value of the Company's options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Six Months Ended December 31, 2008
Average Expected life (years)	5.8%
Average risk free interest rate	4.48%
Expected volatility	87%
Expected dividend rate	0%
Expected forfeiture rate	1%

Stock compensation expense related to stock options was $588,647 and $1,257,917 for the three and six months ended December 31, 2008.  Of these amounts, revised employment agreements for certain executives of the company (which included the repricing of options granted to the executives) resulted in a charge to operations of $197,737 and $103,743 for the three and six months ended December 31, 2008, respectively.  This amount is included in the Condensed Consolidated Statements of Operations within the general and administrative expenses line item.

There were 1,752,500 stock options granted during the six months ended December 31, 2008  The following table represents our stock options and warrants granted, exercised, and forfeited during the first six months of fiscal 2009.

			Weighted -
		Weighted -	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
Stock Options	of Shares	Price	Term (years)	($000)
Outstanding at June 30, 2008	1,857,667	$3.37	5.64
Granted	1,752,500	1.05
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2008	3,610,167	1.18	6.15	$—

Exercisable at December 31, 2008	2,145,167	1.11	5.52	$—

As of December 31, 2008, there was $979,349 of unrecognized compensation cost.

Note 4 -Related Party Transactions

a.           In December, 2007 and January, 2008 the Company raised a total of $1.6 million from individual investors in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest paid in cash or in lieu of cash, and warrants with an exercise price of $2.  These funds were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008.  Certain members of the Company’s board of directors and officers of the Company participated in this Bridge Financing and lent the Company $600,000 of the total $1.6 million raised.  On March 31, 2008 the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing with the exception of the $100,000 interest due the Company’s board of directors and officers who participated in the financing, which was paid on October 31, 2008.

b.           Certain advances are made to and from affiliates in the ordinary course of business.  The balances due to and from affiliates are noninterest bearing and due on demand.

Note 5 – Short-term Borrowings

On December 23, 2008 the Company entered into an $8.0 million bank line of credit with Signature bank (the “bank”) (the “Eighth Amendment”).  This line of credit includes a $6 million revolving line of credit that matures in two years, and a $2 million term loan that matures in four years and has 48 monthly principal payments of $41,667.  This new lending facility replaces the prior $6.5 million credit facility (the “Seventh Amendment”) that the Company entered into with the bank on March 31, 2008.

For the quarter ended December 31, 2008 the average debt outstanding under the working capital line of credit was $3.7 million at an average interest rate of 4.0%.  The balance outstanding under the line of credit was $2,079,989 at December 31, 2008. The outstanding term loan balance of $2,000,000 at December 31, 2008 is included in Notes Payable. (See Note 6)

Note 6 – Notes Payable (Including 15% Senior Secured Subordinated Promissory Note)

Notes Payable as of December 31, 2008 consists of the following:

Notes payable	$20,954,501
Less: Current portion	1,348,780
$$19,605,721

Maturities of the long-term portion of notes payable as of December 31, 2008 are as follows:

For the 6 Month Period Ending December 31,
2009	$1,348,780
2010	795,019
2011	1,856,520
2012	2,007,821
2013	14,946,361
$20,954,501

a.           The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment.  These vans are financed by traditional automotive financing.  Rates on these loans range to a high of 8%.  As of December 31, 2008, the Company has an outstanding balance due on these loans of $48,903.  For the six months ended December 31, 2008, average monthly principal payments were approximately $2,725.

b.           On March 31, 2008, the Company completed a $20 million 15% senior secured subordinated financing agreement with Bison Equity Capital Partners (“Bison”) (the “Bison Note”).  The Company received $17.5 million, net of a $2.5 million discount, and after providing for transaction fees, approximately $12.3million was used to retire in its entirety the Secured Convertible Debenture, accrued interest and penalty; the Signature Bank term loan; the CFWH Mezzanine loan and accrued interest; and certain extended accounts payable and other obligations.

The financial terms of the Bison Note are summarized as follows:

•	The Note is a five year note maturing March 31, 2013.

•
Interest was payable in cash at 12% per annum plus 6% payment in kind (“PIK”) until the payoff conditions, as defined in the Bison Note, were met.  As of December 31, 2008, the payoff conditions were met, reducing the interest to the rate of 12% per annum payable in cash plus 3% PIK per annum.  The Company has the option of deferring the scheduled payment of interest at the Scheduled Cash Interest Rate for up to 12 months ending on October 31, 2009.  Deferred interest is added to the principal balance of the note.

•
Principal amortization begins on the second anniversary of the Note and the amortization payment is $2.5 million per year until the fifth year at which point the Company is obligated to retire in full the balance of the outstanding principal.

•
Bison also received warrants equal to 20% of the fully diluted common stock of the Company.  The Company has the opportunity to extinguish a certain number of these warrants based upon its achievement of EBITDA and leverage thresholds.  The warrants which are calculated to be 7,318,488 at March 31, 2008 are exercisable at $5.00 per share, have a seven year life and carry standard anti-dilution and registration rights provisions.  The Note carries certain EBITDA and leverage ratio covenants, limitations on maximum allowable debt with Signature and other credit parties, limitations on capital expenditures, and limitations on investments and acquisitions.

•	The debt is subordinated to Signature Bank.

Note 7 – Income Taxes

a.           The Company’s domestic effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

b.           The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes.

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

We have reviewed our business in the context of the present uncertain economic environment and at this time we do not believe our current business will be adversely affected by the declining general economic activity the country is experiencing.  We are being more vigilant with respect to managing our working capital in general and our accounts receivable in particular, and we are more closely scrutinizing the financial well-being of our active and prospective hospital partners’ financial conditions, and will act as prudently as we can to ensure the business is operated prudently.

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

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING” (“CFWH”) primarily in the mid-Atlantic and northeast parts of the country.  These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals.  We enter into separate multi-year operating agreements to start up and to manage the wound care program and offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.  Although there can be no assurance that we will be successful in each instance, our plans for each hospital center require a multi-year commitment contract term so that we can recover our investment in leasehold improvements (a sunk cost and non-transferable asset); our start-up costs, including recruiting and training of personnel; and the amortization of chamber lease financing.  Generally, the hospital provides us with appropriate space for each of our centers.  We are responsible for the development and management of hyperbaric oxygen services, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately.  We also are responsible, at our expense, for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate number of hyperbaric chambers, which are based upon the anticipated demand for this type of treatment.  We acquire the chambers under three-year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying condensed consolidated financial statements). This has allowed us to leverage our resources and maximize the number of centers that we can support.  As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2008 TO THE THREE MONTHS ENDED DECEMBER 31, 2007

REVENUES:

Revenues for the three months ended December 31, 2008 were $7.6 million, an increase of $1.1 million or 17.1% over the $6.5 million of revenues generated in the three months ended December 31, 2007.  Revenues increased as a result of higher volume at existing centers plus the inclusion of revenue from centers not open in the prior period.

OPERATING EXPENSES:

Overview:  Operating expenses for the three months ended December 31, 2008 were approximately $7.0 million, or 92.9% of total revenues compared to $5.6 million or 87.3% of revenues for the three months ended December 31, 2007.  The $1.4 million increase in operating expenses is the result of a $580 thousand increase in payroll expenses, due to increases in wound care center direct labor, regional management, administrative and accounting staff; a $141 thousand increase in noncash stock compensation expense; a $108 thousand increase in bad debt expense; a $130 thousand increase in depreciation and amortization; a $175 thousand increase in a combination of other center related costs including contract labor, patient transportation and equipment rental expense; and increases in other operating expenses.

Cost of service:  Cost of service expenditures are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, and depreciation relating to hyperbaric medical chambers and leasehold improvements.  The cost of services for the three months ended December 31, 2008 and 2007 were $3.8 million and $3.5 million, respectively.  The increase is due primarily to an increase in the contract labor expenses, patient transportation and equipment costs.

Sales and marketing:  Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of comprehensive wound care, increased by $36.7 thousand to $51.9 thousand compared with three months ended December 31, 2007.  The increase is due to promotional giveaways and increased commission payments to business development personnel.

General and administrative:  General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees.  General and administrative costs increased by $0.6 million to $2.6 million or 34.2% of revenues for the three months ended December 31, 2008, compared to $2.1 million or 31.7% of revenues for the three months ended December 31, 2007.  The increase is the result of higher payroll and payroll related costs for regional management and corporate staff and noncash stock compensation expenses.

Depreciation and amortization:  Depreciation and amortization expense is related to our corporate leasehold improvements, and aggregated $249 thousand or 3.3% of revenues for the three months ended December 31, 2008, compared to $95 thousand or 1.5% of total revenues for the 2007 three months.  The increase is due to the acquisition of various information technology items necessary for the Company to conduct its business.

Bad debt expense:  Bad debt expense was $324 thousand or 4.3% of total revenues for the three months ended December 31, 2008 compared to $12 thousand or 0.2% of revenues for the three months ended December 31, 2007.  The bad debt provision reflects management’s estimate of potential loss associated with the accounts it services.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $1.4 million or 17.9% of total revenues for the three months ended December 31, 2008, compared to $2.1 million or 33.0% of revenues for the 2007 three months.  The decrease is due to the elimination of interest costs on subordinated debt existent in the prior period and subsequently paid off on March 31, 2008; reduced deferred financing costs; and reduced interest costs on borrowed funds.

Interest Income:  Interest income for three months ended December 31, 2008 was $6 thousand, compared to 0 for the 2007 three months.

Minority interest:  Minority interest was $41 thousand and $29 thousand for the three months ended December 31, 2008 and 2007, respectively.

INCOME TAXES:

The Company incurred $32 thousand of state and municipal taxes for the three months ended December 31, 2008 versus the income taxes benefits of $5 thousand for the three months ended December 31, 2007.

NET INCOME (LOSS):

For the three months ended December 31, 2008, the Company’s loss was $804 thousand or ($.03) cents per share, compared to a net loss of $1.3 million or ($0.06) cents per share for the 2007 three months.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2008 TO THE SIX MONTHS ENDED DECEMBER 31, 2007

REVENUES:

Revenues for the six months ended December 31, 2008 were $14.6 million, an increase of $2.2 million or 17.7% over the six months ended December 31, 2007, when revenues were $12.4 million.  Revenues increased as a result of higher volume at existing centers plus the inclusion of revenue from centers not open in the prior period.

OPERATING EXPENSES:

Overview:  Operating expenses for the six months ended December 31, 2008 were approximately $13.7 million, or 93.8% of total revenues compared to $10.9 million or 88.0% of revenues for the six months ended December 31, 2007.  The $2.8 million increase is due to a $480 thousand increase in wound center direct labor and contract labor costs, corporate payroll and payroll tax expenses; a $420 thousand increase in depreciation and amortization expenses due to new wound center leasehold improvements and the purchase of equipment used in them; and a $230 thousand increase in bad debt expense.

Cost of service:  Cost of service expenditures are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, equipment and computer hardware, and depreciation relating to hyperbaric medical chambers and leasehold improvements.  The cost of services for the six months ended December 31, 2008 and 2007 were $7.4 million and $6.3 million respectively.  The $1.1 million increase is due to an increase in direct labor and contract labor costs, and an increase in amortization and depreciation expenses.

Sales and marketing:  Sales and marketing expenditures, which are comprised principally of costs related to educating physicians on the specialized services of comprehensive wound care, for the six months ended December 31, 2008 increased by $55.7 thousand to $92.8 thousand compared with six months ended December 31, 2007.  $55 thousand dollar increase is primarily due to increased commissions expenses paid for business development activities.

General and administrative:  General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees.  General and administrative costs increased by $1.1 million to $5.3 million or 36.3% of revenues for the six months ended December 31, 2008, compared to $4.2 million or 33.5% of revenues for the six months ended December 31, 2007.  The increase is the result of higher payroll and payroll related costs for regional management and corporate staff, and an increase in noncash stock compensation expense.

Depreciation and amortization:  Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated to $482 thousand or 3.3% of revenues for the six months ended December 31, 2008, compared to $180 thousand or 1.4% of total revenues for the 2007 six months.  The increase is due to the acquisition of various information technology items necessary for the Company to conduct its business.

Bad debt expense:  Bad debt expense was $444 thousand or 3.0% of total revenues for the six months ended December 31, 2008 compared to $215 thousand or 1.7% of revenues for the six months ended December 31, 2007.  The bad debt provision reflects management’s estimate of potential loss associated with the accounts it services.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $2.9 million or 19.8% of total revenues for the six months ended December 31, 2008, compared to $3.9 million or 31.2% of revenues for the 2007 six months.  The decrease is due to lower interest rates on the term loan and lower amortization of deferred financing costs.  Approximately $2.7 million of the Company’s interest costs for the six months ended December were for noncash items including the interest, warrants and discount on the Bison Note, and the amortization of the deferred financing on the Bison Note.  The non cash interest costs for the six months ended December 31, 2007 were $3.4 million.

Minority interest:  Minority interest was $69 thousand and $93 thousand for the six months ended December 31, 2008 and 2007, respectively.

INCOME TAXES:

The Company incurred $58 thousand of state and municipal taxes for the six months ended December 31, 2008 versus the income taxes expense of $12 thousand for the six months ended December 31, 2007.

NET INCOME (LOSS):

For the six months ended December 31, 2008, the Company’s net loss was $2.0 million or ($.08) cents per share, compared to a net loss of $2.4 million or ($0.10) cents per share for the 2007 six months.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $2.4 million for the six months ended December 31, 2008, compared to net cash provided by operating activities of $1.8 million for the same period in 2007.  This increase of $600 thousand was primarily the result of a $400 thousand reduction in our net loss and a $500 thousand increase in depreciation and amortization expense, partially offset by an increase in accounts receivable balances (the result of the Company’s revenue growth), and reduced accounts payable and accrued expense balances.

Investing Activities:  Net cash used in investing activities was $1.0 million for the six months ended December 31, 2008, compared to $3.1 million of net cash used in investing activities for the same period in 2007.

Financing Activities:  Net cash used in financing activities was $1.0 million for the six months ended December 31, 2008, compared to net cash provided by financing activities of $1.2 million in the same period in 2007.

On December 23, 2008 the Company entered into an $8.0 million bank line of credit with Signature bank (the “bank”) (the “Eighth Amendment”).  This line of credit, which includes a $6 million revolving line of credit that matures in two years, and a $2 million term loan that matures in four years and has 48 monthly principal payments of $41,667.  This new lending facility replaces the prior $6.5 million credit facility (the “Seventh Amendment”) that the Company entered into with the bank on March 31, 2008.  We were in full compliance with all the terms of the bank financing as of December 31, 2008.

On March 31, 2008, CFWH entered into a financing transaction with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., pursuant to which the Company received a discounted amount of $17,500,000.  For more details, please see Note 6 to the Notes to Condensed Consolidated Financial Statements.

We believe that the bank line of credit and the proceeds from the Bison financing will provide sufficient liquidity for the Company to be able to finance its operations for the next 12 months.

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

In the September 30th Q filing it was reported that information required to be included in the Company's periodic SEC filings was not recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  The deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting matters and failure to perform timely and effective reviews.  The size of the Company was a contributing factor by preventing us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

The Company has addressed these deficiencies and expects to continue to improve how it processes and reports information through the normal course of business, including judicious personnel additions to its accounting and financial reporting functions.  The company has instituted appropriate controls and procedures with respect to the use of corporate funds.

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

As of December 31, 2008, the Company is in compliance with its debt covenants.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended December 31, 2008.

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

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief	February 17, 2009
Andrew G. Barnett	Financial Officer; Chief Accounting
Officer