Form 10-Q
period 2009-03-31
Center for Wound Healing, Inc.
filed 2009-05-13
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or J5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES☐ NO☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009, there were 23,373,281 shares of common stock issued and outstanding.

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q
March 31, 2009

ITEM 1.

UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash in bank	$249,846	$55,139
Accounts receivable, net of allowance for doubtful
accounts of $2,423,203 and $2,941,917 respectively	16,393,988	14,563,325
Notes Receivable	449,584	460,872
Income tax refunds receivable	-	2,090
Prepaid expenses and other current assets	198,317	398,631

Total current assets	17,291,735	15,480,058

Notes Receivable	-	134,295
Property and equipment, net	8,240,780	8,886,005
Intangible assets	3,018,017	4,402,495
Goodwill	751,957	751,957
Other assets	2,722,780	2,822,687

TOTAL ASSETS	$32,025,269	$32,477,495

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,199,037	$3,844,541
Current maturities of capital leases	182,720	526,107
Short-term borrowings	2,054,989	4,200,000
15% senior secured note payable	2,462,109	939,856
Payable to former Majority Members	268,033	618,033
Due to affiliates	257,950	261,006

Total current liabilities	8,424,838	10,389,542

15% senior secured note payable, net of current maturities	17,713,336	15,291,782
Notes payable, net of current maturities	1,608,215	782,133
Capital lease obligations, net of current maturities	25,512	131,774
Minority interest in consolidated subsidiaries	490,839	558,205

TOTAL LIABILITIES	28,262,740	27,153,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,373,281 issued and outstanding	23,373	23,373
Additional paid-in capital	27,645,600	26,220,288
Accumulated deficit	(23,906,444)	(20,919,603)

TOTAL STOCKHOLDERS' EQUITY	3,762,529	5,324,058

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,025,269	$32,477,495

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED March 31,
 (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

REVENUES
Treatment fees	$6,884,971	$6,498,789	$21,489,871	$18,911,023

OPERATING EXPENSES
Cost of services	3,642,684	3,330,333	11,045,076	9,657,058
Sales and marketing	41,116	7,794	133,934	44,888
General and administration	2,254,664	2,244,197	7,538,282	6,408,455
Depreciation and amortization	251,388	117,781	732,975	297,632
Bad debts	240,000	1,902	684,006	216,458

TOTAL OPERATING EXPENSES	6,429,852	5,702,007	20,134,273	16,624,491

OPERATING INCOME	455,119	796,782	1,355,598	2,286,532

OTHER EXPENSES
Interest expense	1,404,067	1,563,156	4,291,637	5,433,643
Interest Income	(5,555)	-	(18,888)	-
Minority interest in net (income) loss of consolidated subsidiaries	62,270	275,138	(6,214)	181,770
Loss on disposal of property and equipment	-	-	-	68,880
Other Expenses	-	20,866	-	20,866

TOTAL OTHER EXPENSES	1,460,782	1,859,160	4,266,535	5,705,159

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,005,663)	(1,062,378)	(2,910,937)	(3,418,627)

PROVISION FOR INCOME TAXES - CURRENT	17,897	7,140	75,904	18,845

NET LOSS	$(1,023,560)	$(1,069,518)	$(2,986,841)	$(3,437,472)

NET LOSS PER COMMON SHARE BASIC
AND DILUTED	$(0.04)	$(0.05)	$(0.13)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	23,373,281	22,985,781	23,373,281	22,932,108

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED March 31, 2009

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance at June 30, 2008	23,373,281	$23,373	$26,220,288	$(20,919,603)	$5,324,058

Share-Based Compensation (Unaudited)	-	-	1,425,312	-	1,425,312

Net loss (Unaudited)	-	-	-	(2,986,841)	(2,986,841)
Balance at March 31, 2009(Unaudited)	23,373,281	$23,373	$27,645,600	$(23,906,444)	$3,762,529

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED March 31,
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,986,841)	$(3,437,472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,545,388	2,888,672
Interest charged for beneficial conversion features of 8% senior convertible
debentures	-	912,524
Interest charged for amortization of deferred financing costs	445,162	1,951,771
Bad debts	684,006	216,458
Minority interest in net (income) of consolidated subsidiaries	(6,214)	181,770
Loss on disposal of property and equipment	-	68,880
Interest accrued for convertible debenture and notes payable	3,583,927	664,659
Amortization of stock options	1,425,312	1,351,118
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,369,087)	(2,445,796)
Prepaid expenses and other current assets	212,826	(40,253)
Other assets	(311,289)	-
Accounts payable and accrued expenses	(645,555)	(1,970,645)
Income taxes	3,690	863,739
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,581,325	1,205,425

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,515,686)	(2,766,096)
Proceeds from sale of property and equipment	-	45,000
(Increase) in security deposits	(11,616)	(459)
NET CASH USED IN INVESTING ACTIVITIES	(1,527,302)	(2,721,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(449,647)	(1,106,717)
Advances from (repayments to) affiliates	(3,056)	134,459
Net (repayment) proceeds from bank line of credit	(2,145,011)	1,000,000
Proceeds from issuance of 15% senior subordinated note payable	-	17,500,000
Proceeds from notes payable	2,000,000	1,600,000
Payment of 8% senior convertible debenture	-	(7,398,125)
Payments to former majority members	(350,000)	(30,241)
Deferred financing costs	(36,462)	(2,760,290)
Repayment of notes and loans	(813,988)	(3,401,601)
Distributions to LLC members	(61,152)	(276,004)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,859,316)	5,261,481

NET INCREASE IN CASH AND CASH EQUIVALENTS	194,707	3,745,351

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	55,139	216,458

CASH AND CASH EQUIVALENTS – END OF PERIOD	$249,846	$3,961,809

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the six month period:
Interest	$268,437	$1,904,690
Income taxes	$75,904	$21,185

Non -cash financing and investing activities:
Equipment acquired through capital lease obligation		$217,148
Issuance of common stock in connection with MedAir settlement		$825,000
Issuance of common stock in connection with Warantz settlement		$75,000
Debt issued in connection with Intangible asset acquired		$2,617,744
Warrants issued in connection with Bison Financing		$3,431,341

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

As of March 31, 2009, CFWH operates thirty-four (34) wound care and hyperbaric centers with various institutions.  Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company.  CFWH is headquartered in Tarrytown, New York. Currently, the Company has signed agreements to open and manage three (3) additional wound care and hyperbaric centers.

Note 2 - Summary of Significant Accounting Policies

a.           Basis of Presentation: The accompanying interim financial statements of the Company for the three and nine months ended March 31, 2009, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB as of June 30, 2008. Interim results are not necessarily indicative of the results for a full year.

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

c.           Revenue Recognition.  Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals.  Generally, the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.  Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers.  As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals.  As of March 31, 2009 approximately $11.8 million of Accounts Receivable were unbilled.

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

The Company adopted the provisions of FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operation.  We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2009.

During the nine months ended March 31, 2009, the Company recognized no adjustments for uncertain tax benefits.  The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception.  The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

Note 3 – Employee Stock Compensation

The Company’s Amended 2006 Stock Plan (the “Plan”) permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 7,500,000 shares of our common stock, to employees, outside directors, and consultants. All stock options under the Plan are granted at or above the fair market value of the common stock at the grant date. Employee stock options vest ratably and generally expire in a range of 5 to 10 years from the grant date.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

For the Nine Months Ended March 31, 2009
Average Expected life (years)	5.8
Average risk free interest rate	4.48%
Expected volatility	87%
Expected dividend rate	0%
Expected forfeiture rate	1%

Stock compensation expense related to stock options was $167,394 and $1,425,312 for the three and nine months ended March 31, 2009. This amount is included in the Condensed Consolidated Statements of Operations within the general and administrative expenses line item.

There were 1,752,500 stock options granted during the nine months ended March 31, 2009.  The following table represents our stock options and warrants granted, exercised, and forfeited during the first nine months of fiscal 2009.

			Weighted -
		Weighted -	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
Stock Options	of Shares	Price	Term (years)	($000)
Outstanding at June 30, 2008	1,857,667	$3.37	5.64
Granted	1,752,500	1.05
Exercised	—	—
Cancelled	57,667	—
Outstanding at March 31, 2009	3,552,500	1.15	5.94	$—

Outstanding at March 31, 2009	2,187,500	1.21	5.44	$—

As of March 31, 2009, there was $811,955 of unrecognized compensation cost.

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

For the quarter ended March 31, 2009 the average debt outstanding under the working capital line of credit was $2.2 million at an average interest rate of 3.8%.  The balance outstanding under the line of credit was $2,054,989 at March 31, 2009.

Note 6 – Notes Payable (Including 15% Senior Secured Subordinated Promissory Note)

Notes Payable as of March 31, 2009 consists of the following:

Notes payable	$21,783,659
Less: Current portion	2,462,109
$19,321,550

Maturities of the long-term portion of notes payable as of March 31, 2009 are as follows:

For the nine Month Period Ending March 31
2010	$2,462,109
2011	2,004,281
2012	1,888,301
2013	1,950,741
2014	13,478,227
$21,783,659

a.           The Company periodically buys vans for courtesy transportation of patients to the hyperbaric centers for treatment.  These vans are financed by traditional automotive financing.  Rates on these loans range to a high of 8%.  As of March 31, 2009, the Company has an outstanding balance due on these loans of $41,512.  For the nine months ended March 31, 2009, average monthly principal payments were approximately $2,638.

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

•
Interest was payable in cash at 12% per annum plus 6% payment in kind (“PIK”) until the payoff conditions, as defined in the Bison Note, were met.  As of March 31, 2009, the payoff conditions were met, reducing the interest to the rate of 12% per annum payable in cash plus 3% PIK per annum.  The Company has the option of deferring the scheduled payment of interest at the Scheduled Cash Interest Rate for up to 12 months ending on October 31, 2009.  Deferred interest is added to the principal balance of the note.

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

Note 8 - Subsequent Events

a.           In April 2009, the Company consolidated its subsidiaries by means of a series of merger transactions (the "Consolidation Transaction") involving those subsidiaries in which there are minority interest holders (the "Interest Holders").  In connection with the Consolidation Transaction, each such Interest Holder received a specified number of shares of our common stock in exchange for his or her interests in the relevant subsidiary(ies), and three Interest Holders received cash and or stock for their interests.  The Interest Holders include Paul Basmajian, a director of the Company, and David Walz, an executive of the Company.  Upon consummation of the Consolidation Transaction, Mr. Basmajian received 94,443 shares of our common stock, based on a fair value of $165,276 for all of his interests in our subsidiaries.  Upon consummation of the Consolidation Transaction, Mr. Walz received $80,000 in cash and 30,999 shares of common stock of the Company.  The Board, with Mr. Basmajian abstaining, considered and approved the Consolidation Transaction on April 8, 2009.  The Company issued a total of 651,975 shares of stock and a total of $205,000, including $80,000 paid to Mr. Walz, to consummate these transactions.

b.           On April 22, 2009, The Center for Wound Healing, Inc. (the “Company”), Bison Capital Equity Partners II-A, L.P. (“Bison A”) and Bison Capital Equity Partners II-B, L.P. (“Bison B” and together with Bison A, the “Purchaser”) entered into the First Amendment of Securities Purchase Agreement (the “First Amendment”), amending the Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of March 31, 2008, by and between the Company and the Purchaser.  As reported in the Form 8-K filed by the Company on April 17, 2009, the parties to the Securities Purchase Agreement agreed to amend the Securities Purchase Agreement to reflect the intention of such parties with respect to the Put Price (as defined in the Securities Purchase Agreement).  Accordingly, on April 22, 2009, the parties to the Securities Purchase Agreement entered into the First Amendment, which amends and restates the definition of the Put Price.  The Purchaser has not exercised its put right or stated any intention to do so.  The parties to the Securities Purchase Agreement are in agreement that, if the put was exercised on the date hereof, the Put Price would be equal to approximately $2,000,000.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 TO THE THREE MONTHS ENDED MARCH 31, 2008

REVENUES:

Revenues for the three months ended March 31, 2009 were $6.9 million, an increase of $400 thousand or 6.0% over the $6.5 million of revenues generated in the three months ended March 31, 2008.

OPERATING EXPENSES:

Overview:  Operating expenses for the three months ended March 31, 2009 were approximately $6.4 million or 93.4% of total revenues compared to $5.7 million or 87.7% of revenues for the three months ended March 31, 2008.  The $700 thousand increase in operating expenses is the result of $239 thousand increase in bad debt expense; a $134 thousand increase in depreciation and amortization; and a $327 thousand increase in a combination of other center related costs including medical supplies, patient transportation and equipment rental expense.

Cost of service:  Cost of service expenditures are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, and depreciation relating to hyperbaric medical chambers and leasehold improvements.  The cost of services for the three months ended March 31, 2009 and 2008 were $3.6 million and $3.3 million, respectively.  The $300 thousand increase is due to higher direct labor and contract labor costs associated with the operations of new centers plus increased staffing costs at centers where volume increases required higher staffing levels.

Sales and marketing:  Sales and marketing expenditures increased by $33.3 thousand to $41.1 thousand compared with three months ended March 31, 2008, due to increased commission expenses paid for business development activities.

General and administrative:  General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees.  General and administrative costs increased by $10 thousand to $2.3 million or 32.7% of revenues for the three months ended March 31, 2009, compared to $2.2 million or 34.5% of revenues for the three months ended March 31, 2008.

Depreciation and amortization:  Depreciation and amortization expense is related to our corporate leasehold improvements and aggregated $251 thousand or 3.7% of revenues for the three months ended March 31, 2009, compared to $118 thousand or 1.8% of total revenues for the 2008 three months.  The increase is due to the acquisition of various information technology items necessary for the Company to conduct its business.

Bad debt expense:  Bad debt expense was $240 thousand or 3.5% of total revenues for the three months ended March 31, 2009 compared to $2 thousand or 0.03% of revenues for the three months ended March 31, 2008.  The bad debt provision reflects management’s estimate of potential loss associated with the accounts it services.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $1.4 million or 20.4% of total revenues for the three months ended March 31, 2009, compared to $1.6 million or 24.1% of revenues for the 2008 three months.  The decrease is due to the elimination of interest costs on subordinated debt existent in the prior period and paid off on March 31, 2008; the interest, warrants and discount on the Bison Note and the amortization of the deferred financing on the Bison Note; and reduced interest costs on borrowed funds due to lower outstanding balances and lower interest rates.  Of this total amount, noncash interest related to the beneficial conversion feature of warrants associated with subordinated debt and the deferred financing costs associated with the Bison Financing were $1.3 million and $708 thousand for three months March 31, 2009 and 2008, respectively.

Interest Income:  Interest income for three months ended March 31, 2009 was $5.5 thousand, compared to 0 for the 2008 three months.

Minority interest:  Minority interest was $62 thousand and $275 thousand for the three months ended March 31, 2009 and 2008, respectively.

INCOME TAXES:

The Company incurred $18 thousand of state and municipal taxes for the three months ended March 31, 2009 versus the income taxes of $7 thousand for the three months ended March 31, 2008.

NET INCOME (LOSS):

For the three months ended March 31, 2009, the Company’s loss was $1.0 million or ($.04) cents per share, compared to a net loss of $1.1 million or ($0.05) cents per share for the 2008 three months.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2009 TO THE NINE MONTHS ENDED MARCH 31, 2008

REVENUES:

Revenues for the nine months ended March 31, 2009 were $21.5 million, an increase of $2.6 million or 13.6% over the nine months ended March 31, 2008, when revenues were $18.9 million.  Revenues increased as a result of higher volume at existing centers plus the inclusion of revenue from centers not open in the prior period.

OPERATING EXPENSES:

Overview:  Operating expenses for the nine months ended March 31, 2009 were approximately $20.1 million, or 93.7% of total revenues compared to $16.6 million or 87.9% of revenues for the nine months ended March 31, 2008.  The $3.5 million increase is due to a $2.6 million increase in wound center direct labor and contract labor costs associated with the operations of new centers plus increased staffing costs at centers where volume increases required higher staffing levels; corporate payroll and payroll tax expenses; a $400 thousand increase in depreciation and amortization expenses due to new wound center leasehold improvements and the purchase of equipment used in them; increased amortization associated with information systems deployed by the company; and a $500 thousand increase in bad debt expense.

Cost of service:  Cost of service expenditures are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, equipment and computer hardware, and depreciation relating to hyperbaric medical chambers and leasehold improvements.  The cost of services for the nine months ended March 31, 2009 and 2008 were $11.0 million and $9.6 million respectively.  The $1.4 million increase is due to higher direct labor and contract labor costs associated with the operations of new centers plus increased staffing costs at centers where volume increases required higher staffing levels, and an increase in amortization and depreciation expenses for leasehold improvements and equipment.

Sales and marketing:  Sales and marketing expenditures increased by $89 thousand to $134 thousand for the nine months ended March 31, 2009 compared with nine months ended March 31, 2008 due to increased commissions expenses paid for business development activities.

General and administrative:  General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting and professional fees.  General and administrative costs increased by $1.1 million to $7.5 million or 35.1% of revenues for the nine months ended March 31, 2009, compared to $6.4 million or 33.9% of revenues for the nine months ended March 31, 2008.  The increase is primarily due to higher payroll and payroll related costs for regional management and corporate staff, and an increase in noncash stock compensation expense.

Depreciation and amortization:  Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $733 thousand or 3.4% of revenues for the nine months ended March 31, 2009, compared to $298 thousand or 1.6% of total revenues for the 2008 nine months.  The increase is due to the acquisition and deployment of various information technology systems and hardware necessary for the Company to conduct its business.

Bad debt expense:  Bad debt expense was $684 thousand or 3.2% of total revenues for the nine months ended March 31, 2009 compared to $216 thousand or 1.1% of revenues for the nine months ended March 31, 2008.  The bad debt provision reflects management’s estimate of potential loss associated with the accounts it services.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $4.3 million or 20% of total revenues for the nine months ended March 31, 2009 compared to $5.4 million or 28.7% of revenues for the 2008 nine months.  The decrease is due to lower interest rates on the term loan and lower amortization of deferred financing costs.  Approximately $4.0 million of the Company’s interest costs for the nine months ended March 31, 2009 were for noncash items including the interest, warrants and discount on the Bison Note, and the amortization of the deferred financing on the Bison Note.  The noncash interest costs for the nine months ended March 31, 2008 were $3.4 million.

Interest Income: Interest Income was $19 thousand for the nine months ended March 31, 2009.  There was no interest income for the nine months ended March 31, 2008.

Minority interest:  Minority interest was $6 thousand and $182 thousand for the nine months ended March 31, 2009 and 2008, respectively.

INCOME TAXES:

The Company incurred $76 thousand of state and municipal taxes for the nine months ended March 31, 2009 versus the income taxes expense of $19 thousand for the nine months ended March 31, 2008.

NET INCOME (LOSS):

For the nine months ended March 31, 2009, the Company’s net loss was $3.0 million or ($.13) cents per share, compared to a net loss of $3.4 million or ($0.15) cents per share for the 2008 nine months.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $3.6 million for the nine months ended March 31, 2009, compared to net cash provided by operating activities of $1.2 million for the same period in 2008.  This increase of $2.4 million was primarily the result of a $450 thousand reduction in our net loss, a $657 thousand increase in depreciation and amortization expense, and reduced accounts payable and accrued expense balances.

Investing Activities:  Net cash used in investing activities was $1.5 million for the nine months ended March 31, 2009, compared to $2.7 million of net cash used in investing activities for the same period in 2008.

Financing Activities:  Net cash used in financing activities was $1.9 million for the nine months ended March 31, 2009, compared to net cash provided by financing activities of $5.3 million in the same period in 2008.  The Company retired approximately $1.3 million of senior bank debt and lease obligations during the nine months ended March 31, 2009.

On December 23, 2008 the Company entered into an $8.0 million bank line of credit with Signature bank (the “bank”) (the “Eighth Amendment”).  This line of credit includes a $6 million revolving line of credit that matures in two years, and a $2 million term loan that matures in four years and has 48 monthly principal payments of $41,667.  This new lending facility replaces the prior $6.5 million credit facility (the “Seventh Amendment”) that the Company entered into with the bank on March 31, 2008.  We were in full compliance with all the terms of the bank financing as of March 31, 2009.

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

The Company addressed these deficiencies during the quarter ended December 31, 2008, and expects to continue to improve how it processes and reports information through the normal course of business, including judicious personnel additions to its accounting and financial reporting functions.  The company has instituted appropriate controls and procedures with respect to the use of corporate funds.

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

As of March 31, 2009, the Company is in compliance with its debt covenants.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended March 31, 2009.

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

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief	May 13, 2009
Andrew G. Barnett	Financial Officer; Chief Accounting Officer