Form 10-Q/A
period 2008-03-31
Center for Wound Healing, Inc.
filed 2009-10-13
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-QSB  for the  nine months ended March 31, 2008 with the Securities and Exchange Commission (the “SEC”) on  July 11 , 2008. We are filing this Amendment No. 1 on the Form 10-QSB/A on October 9, 2009 to amend and restate our unaudited financial statements for the nine months ended March 31, 2008 and the related footnote disclosures to reflect the correction of an accounting error, all as more fully described in the following paragraph.

During the preparation of its consolidated financial statements for the fiscal year ended June 30, 2009, the Company discovered that the initial recording of a financing transaction entered into on March 31, 2008 had incorrectly accounted for certain elements of the transaction related to the pricing of warrants to purchase shares of the Company’s common stock, the amortization of costs associated with such financing, and the issuance of appropriate number of warrants to a former debt holder and to Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. (collectively, the “Bison Capital Entities”), with which the Company consummated a financing transaction on March 31, 2008 (the “Bison Note”). As it effects the March 31, 2008 filing, it was determined that shareholders’ equity was understated and long-term liabilities and other assets were overstated.  In conjunction with its review of its accounting for warrants as described above, the Company has issued warrants to purchase an additional 3,093,750 shares of common stock to the former debt holder, which warrants were required to be issued as a result of a January 2008 private financing that the Company undertook with other investors, and the exercise price of all of the warrants held by such former debt holder has been adjusted to $2.00 per share, and the Company also issued warrants to purchase an additional 773,438 shares of common stock to the Bison Capital Entities in accordance with the warrant agreement between the Bison Capital Entities and the Company.

This amendment No. 1 to our Quarterly Report on Form 10-QSB/A for the nine months ended March 31, 2008 amends only the following items:

PART I, Item 1 – Unaudited Interim Condensed Consolidated Financial Statements, and the Notes to Condensed Consolidated Financial Statements
PART I, Item 2 – Management’s Discussion and Analysis or Plan of Operation was amended to reflect the corrections to the Company’s reported operating and financial position.

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-QSB/A
March 31, 2008

ITEM 1.                       UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT

	March 31, 2008	June 30, 2007
	(unaudited)
	(as Restated)
ASSETS

CURRENT ASSETS
Cash in bank	$3,961,809	$216,458
Accounts receivable, net of allowance for doubtful accounts of $2,322,785 and $2,202,510 , respectively	13,286,356	10,754,557
Notes receivable	275,683	367,484
Income tax refunds receivable	19,857	883,596
Prepaid expenses and other current assets	80,903	157,801

Total current assets	17,624,608	12,379,896

Notes receivable	174,818	385,478
Property and equipment, net	9,102,675	7,970,325
Invesment in unconsolidated affiliates	-	75,702
Intangible assets, including goodwill of $751,957	5,615,944	3,578,715
Other assets	1,554,456	1,959,717
TOTAL ASSETS	$34,072,501	$26,349,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,141,387	$5,661,811
Current maturities of capital leases	658,249	1,530,862
Short-term borrowings	6,500,000	5,500,000
Notes payable	2,310,480	2,429,260
8% Secured convertible debentures	-	6,485,601
Payable to former majority members	633,122	771,357
Due to affiliates	369,517	206,082

Total current liabilities	14,612,755	22,584,973

15% senior secured subordinated promissory note	9,108,106	-
Notes payable, net of current maturities	1,000,177	65,254
Capital lease obligations, net of current maturities	201,993	498,688
Minority interest in consolidated subsidiaries	720,830	908,202

TOTAL LIABILITIES	25,643,861	24,057,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized and unissued
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,985,781 and 22,655,781 shares issued and outstanding	22,986	22,656
Additional paid-in capital	28,439,544	18,866,478
Accumulated deficit	(20,033,890)	(16,596,418)

TOTAL STOCKHOLDERS' EQUITY	8,428,640	2,292,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,072,501	$26,349,833

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

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008

	Common Stock
	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)	Total
			(as Restated)		(as Restated)
Balance at July 1, 2007	22,655,781	$22,656	$18,866,478	$(16,596,418)	$2,292,716
Amortization of stock options (Unaudited)			1,618,041		1,618,041
Issuance of warrants in connection with Bison
financing (Unaudited) (Restated)			7,055,355		7,055,355
Issuance of common stock in connection with
MedAir settlement (Unaudited)	300,000	300	824,700		825,000
Issuance of common stock in connection with
Warantz settlement (Unaudited)	30,000	30	74,970		75,000
Net loss (Unaudited)				(3,437,472)	(3,437,472)

Balance at March 31, 2008 (Unaudited) (Restated)	22,985,781	$22,986	$28,439,544	$(20,033,890)	$8,428,640

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2008	2007
	(as Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,437,472)	$(4,809,679)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,888,672	1,476,837
Abandonment and impairment loss	-	759,629
Interest charged for beneficial conversion features of 8% senior convertible
debentures	912,524	-
Interest charged for fair valuation of warrants issued in connection with 8% senior
convertible and other debentures	-	842,863
Interest charged for amortization of deferred financing costs	1,951,771	603,250
Bad debts	216,458	810,813
Deferred income taxes	-	(1,094,984)
Minority interest in net income of consolidated subsidiaries	181,770	193,678
Loss on disposal of property and equipment	68,880	23,032
Interest accrued for convertible debenture and notes payable	664,659	-
Amortization of stock options	1,351,118	1,957,622
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,445,796)	(2,585,447)
Prepaid expenses and other current assets	(40,253)	32,900
Other assets	-	16,110
Accounts payable and accrued expenses	(1,814,474)	3,072,267
Income taxes	863,739	(1,765,358)
Cash collected for benefit of and payable to sellers of JFK and Passaic	-	55,769
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,361,596	(410,698)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(2,766,096)	(1,625,809)
Proceeds from sale of property assets	45,000	68,222
(Increase) decrease in security deposits	(459)	-
Investment in unconsolidated affiliates	-	(105,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,721,555)	(1,662,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,106,717)	(1,515,399)
Advances from (repayments to) affiliates	134,459	(171,361)
Net proceeds from bank line of credit	1,000,000	1,600,000
Proceeds from issuance of 15% senior secured subordinated note payable	17,500,000	-
Deferred financing costs	(2,916,460)	-
Repayment of notes and loans	(3,401,601)	(1,118,345)
Repayment of minority member loans	-	(69,550)
Payments to former majority members	(30,241)	-
Payment of 8% senior convertible debenture	(7,398,125)	-
Proceeds from notes payable	1,600,000	-
Distributions to LLC members	(276,004)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,105,311	(1,274,655)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,745,351	(3,347,940)

CASH AND CASH EQUIVALENTS – beginning of period	216,458	3,804,218

CASH AND CASH EQUIVALENTS – end of period	$3,961,809	$456,278

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period:
Interest	$1,904,690	$670,805
Income taxes	$21,185	$1,102,174

Noncash financing and investing activities:
Equipment acquired through capital lease obligation	$217,148	$208,235
Issuance of common stock in connection with MedAir settlement	$825,000	$-
Issuance of common stock in connection with Warantz settlement	$75,000	$-
Debt issued in connection with Intangible asset acquired	$2,617,744	$-
Warrants issued in connection with Bison financing	$8,391,893	$-

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

b.             Restatement of Condensed Consolidated Financial Statements:

   The condensed consolidated financial statements have been restated for the nine months ended March 31, 2008  to reflect the correction of errors in the accounting for the warrant issuance and warrant valuation, and the debt issuance costs associated with the Company’s 15% Senior Secured Subordinated Promissory Note (the “Bison Note”).  The number of warrants to be issued were initially reported to be 7,168,488 in the original March 31, 2008 Form 10Q. The warrants as initially reported included a fair-value of $0.48 per warrant, were exercisable at $5.00 per share, used a ten year life in their fair-value computation and carried standard anti-dilution and registration rights provisions yielding a total warrant valuation of $3,431,341, which served to discount the Bison Note and, correspondingly, increase additional paid-in capital for the same amount. The number of warrants issuable and their fair-value have been properly calculated in this amended filing at 7,941,926 and $7,055,355 (subsequent to the reduction for allocation of amended debt issuance costs of $1,180,368), respectively.  Additionally, the amended filing adjusted the warrants contractual life to the correct term of 7 years (See the tables set forth below and Note 12 for additional information on the restatement). During the nine months ended March 31, 2008, the Company had recorded $2,717,064, in deferred expenses, in relation to the debt issuance costs associated with the Bison Note. This amended filing records a reduction to the previously capitalized debt issuance costs of $1,180,368 attributable to the warrant’s relative fair value as a component of the total debt proceeds received, effectively restating the deferred debt issuance costs to $1,536,696.

The effect of the restatement on the Company’s condensed consolidated financial statements as of March 31, 2008, and for the nine months ended March 31, 2008 are shown below:

	March 31, 2008
	(As previously Reported)	Adjustments	(as Restated)

ASSETS

CURRENT ASSETS
Total current assets	$17,624,608	-	17,624,608
Notes receivable	174,818	-	174,818
Property and equipment, net	9,102,675	-	9,102,675
Intangible assets	5,615,944	-	5,615,944
Other assets	2,734,824	(1,180,368)	1,554,456
TOTAL ASSETS	$35,252,869	$(1,180,368)	$34,072,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Total current liabilities	$3,985,216	$156,171	$4,141,387
15% senior secured subordinated promissory note	10,471,368	-	10,471,368
Total current liabilities	14,456,584	156,171	14,612,755

15% senior secured subordinated promissory note	14,068,659	(4,960,553)	9,108,106
All other non-current liabilities	1,923,000	-	1,923,000
TOTAL LIABILITIES	30,448,243	(4,804,382)	25,643,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock	22,986	-	22,986
Additional paid-in capital	24,815,530	3,624,014	28,439,544
Accumulated deficit	(20,033,890)	-	(20,033,890)
TOTAL STOCKHOLDERS' EQUITY	4,804,626	3,624,014	8,428,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,252,869	$(1,180,368)	$34,072,501

	Nine Months Ended March 31, 2008
	(As Previously Reported)	(Adjustments)	(as Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,437,472)	$-	$(3,437,472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,888,672	-	2,888,672
Interest charged for beneficial conversion features of 8% senior convertible debebtures	912,524	-	912,524
Interest charged for amortization of deferred financing costs	1,951,771	-	1,951,771
Bad debts	216,458	-	216,458
Minority interest in net income of consolidated subsidiaries	181,770	-	181,770
Loss on disposal of property and equipment	68,880	-	68,880
Interest accrued for convertible debenture and notes payable	664,659	-	664,659
Amortization of stock options	1,351,118	-	1,351,118
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,445,796)	-	(2,445,796)
Prepaid expenses and other current assets	(40,253)	-	(40,253)
Accounts payable and accrued expenses	(1,970,645)	156,171	(1,814,474)
Income taxes	863,739	-	863,739
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,205,425	156,171	1,361,596

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	(2,721,555)	-	(2,721,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,106,717)	-	(1,106,717)
Advances from affiliates	134,459	-	134,459
Net (repayment) proceeds from bank line of credit	1,000,000	-	1,000,000
Proceeds from issuance of 15% senior secured subordinated note payable	17,500,000	-	17,500,000
Deferred financing costs	(2,760,290)	(156,171)	(2,916,461)
Repayment of notes and loans	(3,401,601)	-	(3,401,601)
Payments o former majority members	(30,241)	-	(30,241)
Repayment of 8% senior convertible debentures	(7,398,125)	-	(7,398,125)
Proceeds from notes payable	1,600,000	-	1,600,000
Distributions to LLC members	(276,004)	-	(276,004)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,261,481	(156,171)	5,105,310

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	3,745,351	-	3,745,351

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	216,458	-	216,458

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,961,809	$-	$3,961,809

	Nine Months Ended March 31, 2008
	(As Previously (Reported)	(Adjustment)	(as Restated)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Noncash Financing and investing activities:
Value of warrants issued in connection with Bison financing	$3,431,341	$(4,960,552)	$8,391,893

c	Use of Estimates:

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

d.	Earnings Per Share:

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

e.	Stock-Based Compensation:

The Company applies FASB Statement No. 123R, "Share Based Payment" in accounting for its stock-based compensation plans.  Statement 123R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates.  See Note 3 for further details.

f.	Income Taxes:

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

g.	Recent Accounting Pronouncements:

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

h.	Reclassifications:

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

On March 31, 2008, the Company issued the $20 million 15% Bison Note (see Note 14).  In connection with the Bison Note, the Company issued 7,941,926 seven year warrants to purchase the Company’s shares of common stock at an exercise price of $5 per share. Sixty percent of the warrants or 4,765,156 warrants vest immediately and the remaining warrants vest gradually over three years on a monthly basis.  Unvested warrants are subject to cancelation if the Company meets specified EBITDA targets and/or Bison Note redemption terms.  The fair value of each warrant was determined to be $1.07 on the grant date based on the Black-Scholes valuation models using the following assumptions: expected volatility of 101%, dividend yield of 0%, risk free interest rate of 3.5%, and expected life of seven years.  The relative fair value of warrants was determined to be approximately $8,400,000, with an expectation that the Company will meet to redemption requirements and was recorded as debt discount which is being amortized over the life of the Bison Note under the effective interest rate method.

In December 2007 and January 2008, the Company raised $1.6 million from individual investors in the form of an unsecured note.  Under the terms of the note, the Company could pay interest expense in cash or in lieu of cash, in warrants to purchase shares of the Company’s common stock with an exercise price of $2 per share and a five year term.  The Company issued 300,000 warrants to purchase shares of its common stock as compensation to the holders of the note with a fair value of $564,659.

Issuance of the warrants to the holders of the $1.6 million of notes triggered certain anti-dilution provisions under the warrant agreement related to 2,750,000 warrants outstanding at June 30, 2007.  As the result, the Company issued an additional 3,093,750 warrants to purchase shares of its common stock at an exercise price of $2 per share and the exercise price for 2,750,000 warrants previously outstanding under this warrant agreement was reset to $2 per share.

In addition, there were 255,000 stock options granted during the nine months ended March 31, 2008.

The following table represents our stock options and warrants granted, exercised, and forfeited during the first nine months of fiscal 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual
Stock Options and Warrants	of Shares	per Share	Term (years)
Outstanding at July 1, 2007	4,422,667	$3.93	4.26
Granted	11,590,676	4.09
Exercised	-	-
Forfeited/expired	(20,000)	3.75
Outstanding at March 31, 2008	15,993,343	$3.66	5.54

Exercisable at March 31, 2008	12,036,572	$3.30	5.15

As of March 31, 2008, there was $905,417 of unrecognized compensation cost.

Note 4 - Property and Equipment

March 31, 2008
Medical chambers and equipment, including $3,106,582 under capital leases	$7,935,155
Furniture, fixtures and computers	1,662,027
Leasehold improvements	4,794,791
Autos and vans	494,051
14,886,024
Less: Accumulated depreciation and amortization – including $1,011,683 for medical chambers and equipment under capital lease	5,783,349
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

The following represents the estimated future amortization of the Intangible Assets inclusive of the change in estimated lives:

For the 12 Month Period Ending March 31,
2008	$1,845,969
2009	1,845,969
2010	1,007,604
2011	109,630
2012	54,815
$4,863,987

Note 6 - Other Assets

Other Assets consist of the following as of March 31, 2008:

	(As Previously Reported)	Adjustment	As restated
Deferred financing costs – net	$2,717,064	$(1,180,368)	$1,536,696
Security Deposit	17,760		17,760
	$2,734,824	$(1,180,368)	$1,554,456

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

k.           Summary – Notes Payable as of March 31, 2008 consists of the following:

Notes payable	$3,310,657
Less: Current portion	2,310,480
$1,000,177

Maturities of the long-term portion of notes payable as of March 31, 2008 are as follows:

For the 12 Month Period Ending March 31,
2010	$774,945
2011	225,232
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

Issuance of the warrants to the holders of the $1.6 million of notes triggered certain anti-dilution provisions under the warrant agreement related to 2,750,000 warrants outstanding at June 30, 2007.  As the result, the Company issued an additional 3,093,750 warrants to purchase shares of its common stock at an exercise price of $2 per share and the exercise price for 2,750,000 warrants previously outstanding under this warrant agreement was reset to $2 per share.

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

•
Bison also received warrants equal to 20% of the fully diluted common stock of the Company.  The Company has the opportunity to extinguish a certain number of these warrants based upon its achievement of EBITDA and leverage thresholds.  The warrants, as amended, are calculated to be 7,941,926 at March 31, 2008 are exercisable at $5.00 per share, have a seven year life and carry standard anti-dilution and registration rights provisions.  The Note carries certain EBITDA and leverage ratio covenants, limitations on maximum allowable debt with Signature and other credit parties, limitations on capital expenditures, and limitations on investments and acquisitions.

•
The Company determined the relative fair value of warrants to be $8,391,893, prior to a reduction for the allocation of debt issued costs of approximately $1.4 million, and recorded the net warrant value as a discount to the Bison Note in addition to the $2.5 million cash discount.  Additionally, based on relative fair value of the Bison Note and warrants the Company allocated $3.1 million of expenses related to the transaction as follow: $1.7 million to deferred expenses and $1.4 million as an increase to additional paid-in capital.  The Company amortizes deferred financing cost, debt discount and records interest expense using the effective interest rate, which it determined to approximate 37%.

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Actual operations and results may differ materially from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-QSB/A to be accurate as of the date hereof.  Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of Form 10-KSB.

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING TM” (“CFWH”) in hospitals throughout the United States.  These centers render the specialized service of hyperbaric medicine and are developed in partnerships with acute care hospitals.  We enter into separate multi-year operating agreements to startup and to manage the wound care program and offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.  Although there can be no assurance that we will be successful in each instance, our plans for each hospital center requires a multi-year commitment contract term so that we can recover our investment in leasehold improvements (a sunk cost and non-transferable asset); our start-up costs, including recruiting and training of personnel; and the amortization of chamber lease financing.  Generally, the hospital provides us with appropriate space for each of our centers.  We are responsible for the development and management of hyperbaric oxygen services, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately.  We also are responsible, at our expense, for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate number of hyperbaric chambers, which are based upon the anticipated demand for this type of treatment.  We acquire the chambers under three-year lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying audited condensed consolidated financial statements).  In addition, certain agreements stipulate a per treatment fee.  For these agreements, payments are first applied against lease payments with the balance applied to consulting fees.  This has allowed us to leverage our resources and maximize the number of centers that we can support.  As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

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

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $1.4 million for the nine months ended March 31, 2008, compared to net cash used in operating activities of $0.4 million for the same period in 2007.  This increase of $1.6  million was the result of (i) a $1.4 million reduction in our net loss, (ii) less $5.0 million associated with the change in accounts payable and accrued expenses, (iii) plus $2.6 million for current and deferred income taxes and income tax refunds, and (iv) plus the net addition of $3.3 million of noncash charges that included:

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

Financing Activities:  Net cash provided by financing activities was $5.1 million for the nine months ended March 31, 2008, compared to net cash used in financing activities of $1.3 million in the same period in 2007.  The Company refinanced certain existing convertible debt, notes, and loans in the quarter ending March 31, 2008 with the 15% senior secured subordinated financing agreement with Bison Equity Capital Partners (the “Bison Note”).  Please see Note 12 to the Notes to Consolidated Financial Statements for more details.  The Bison Note provides additional liquidity for working capital and fixed asset investments.

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

We believe that the revised and restructured terms of the senior bank debt and the proceeds from the Bison financing will provide sufficient liquidity for the Company to be able to finance its operations for the next twelve months, subsequent to the filing of this 10-QSB/A on October 9, 2009.

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

ITEM 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.               Default Upon Senior Securities

As of October 9,  2009, the Company is in compliance with its debt covenants.

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

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief Financial	October 9, 2009
Andrew G. Barnett	Officer; Chief Accounting Officer