Form 10-K/A
period 2008-06-30
Center for Wound Healing, Inc.
filed 2009-10-13
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-KSB  for fiscal year ended June 30, 2008 with the Securities and Exchange Commission (the “SEC”) on  September 25, 2008. We are filing this Amendment No. 1 on the Form 10-KSB/A on October 9th, 2009 to amend and restate our financial statements for fiscal year ended June 30, 2008 and the related footnote disclosures to reflect the correction of an accounting error, all as more fully described in the following paragraph.

During the preparation of its consolidated financial statements for the fiscal year ended June 30, 2009, the Company discovered that the initial recording of a financing transaction entered into on March 31, 2008 had incorrectly accounted for certain elements of the transaction related to the pricing of warrants to purchase shares of the Company’s common stock, the amortization of costs associated with such financing, and the issuance of appropriate number of warrants to a former debt holder and to Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. (collectively, the “Bison Capital Entities”), with which the Company consummated a financing transaction on March 31, 2008 (the “Bison Note”). As it effects the June 30, 2008 filing, it was determined that the shareholders’ equity was understated and interest expense, long-term liabilities and other assets were overstated.  In conjunction with its review of its accounting for warrants as described above, the Company has issued warrants to purchase an additional 3,093,750 shares of common stock to the former debt holder, which warrants were required to be issued as a result of a January 2008 private financing that the Company undertook with other investors, and the exercise price of all of the warrants held by such former debt holder has been adjusted to $2.00 per share, and the Company also issued warrants to purchase an additional 773,438 shares of common stock to the Bison Capital Entities in accordance with the warrant agreement between the Bison Capital Entities and the Company.

This amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 amends only the following items:

PART II, Item 5 – Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
PART II, Item 6 – Management’s Discussion and Analysis or Plan of Operation was amended to reflect the corrections to the Company’s reported operating results and financial position.
PART II, Item 7 – Consolidated Financial Statements, and the Notes to the Consolidated Financial Statements

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-KSB/A
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

The debenture agreement contained EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) targets which, if not met, would result in a downward adjustment to the conversion price although the conversion price could not be less than $2.00 per share.  As the Company failed to meet the EBITDA targets as specified under the debenture, the conversion price was reduced to its minimum of $2.00 per share.

Issuance of the warrants to the holders of the $1.6 million of notes triggered certain anti-dilution provisions under the warrant agreement related to 2,750,000 warrants outstanding at June 30, 2007.  As the result, the Company issued an additional 3,093,750 warrants to purchase shares of its common stock and reduced the exercise price for all of the warrants to $2 per share.

In addition, each Bondholder received a series of five year common stock purchase warrants with exercise prices ranging from $4.00 to $5.00 per share (subject to adjustment downward upon the occurrence of certain specified events) for an aggregate of 2,750,000 common shares. If the Company failed to file a registration statement by April 7, 2007, which it did, the holders of the warrants received the option to exercise the warrants on a “cashless” basis

Of these warrants, 916,667, exercisable at $4.00 per common share, were exercisable on their 11 month anniversary of issuance and were callable at the option of the Company until exercisable. Since the Company did not exercise its call right, the due date of the convertible debenture was extended to September 7, 2007. All other warrants are immediately exercisable.

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

The closing price of our common stock on September 12, 2008, as reported on the “Pink Sheets,” was $1.06 per share.

Quarter Ended	High	Low

September 2006	$5.10	$5.10
December 2006	$5.25	$2.75
March 2007	$3.75	$3.75
June 2007	$2.75	$2.75

September 2007	$2.75	$2.50
December 2007	$2.50	$2.50
March 2008	$3.00	$1.40
June 2008	$3.50	$0.76

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

On March 31, 2008, the Company entered into a financing agreement with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. and issued a $20 million senior collateralized subordinated promissory note (“Senior Collateralized Subordinated Note” or “Bison Note”).  The Company received proceeds of $17.5 million, net of a $2.5 million discount, and incurred approximately $3.1 million of expenses related to this transaction.  The Company used proceeds to retire certain debts with accrued interest, certain accounts payable and other obligations.

The financial terms of the Bison Note are summarized as follows:

•	The Note is a five year note maturing March 31, 2013.

•
Under the terms of the Bison Note, the Company has to pay monthly cash interest at 12% per annum starting from October 2008 and 6% non-cash interest, which is added to the principal amount.  Upon fulfillment by the Company of certain conditions, the non-cash interest is reduced to 3% and, provided no event of default has occurred, the Company can further defer scheduled payments of cash interest for up to 12 months.  The Company met the required conditions in September 2008 and therefore the non-cash interest rate reset at 3% and payments of cash interest were deferred until October 31, 2009.  The interest rate increases by 2% upon an event of default and if such default is not cured within a certain period of time or waived by the Bison Note holders, the outstanding principal balance and accrued interest become due and payable.

•
The Bison Note is redeemable by annual payments of $2.5 million starting from the second anniversary and until the fifth year at which point the Company is required to retire the remaining balance.  The Bison Note and other obligations under the security purchase agreement are collateralized by a lien granted by the Company and its subsidiaries on substantially all of their assets, including all stock held by either the Company or its subsidiaries.  The Bison Note is subordinated to the Bank Debt.

•
Additionally, the Company entered into a common stock warrant agreement with the holders of the Bison Note and issued warrants to purchase 7,941,926 shares of its common shares with an exercise price of $5 per share and a seven year term.  4,765,156 or 60% of the warrants vested immediately and the remaining warrants vest monthly over a three year period.  Under the terms of the common stock warrant agreement, part of the unvested warrants might be canceled, provided the Company meets certain EBITDA targets and required Bison Note redemption conditions.

•
The Company determined the relative fair value of warrants to be $8,391,893 and recorded such amortization as a discount to the Bison Note in addition to $2.5 million cash discount.  Additionally, based on the relative fair values of the Bison Note and warrants the Company allocated $3.1 million of expenses related to the transaction as follows: $1.7 million to deferred expenses and $1.4 million to additional paid-in capital.  The Company amortizes the deferred financing cost, and debt discount and records interest expense using the interest method rate, which it determined to approximate 37%.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders (1)	1,857,667	$3.37	5,642,333
Equity compensation plans not approved by security holders	-	-	-
Total	1,857,667	$3.37	5,642,333

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

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Actual operations and results may differ materially from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB/A to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 7 of Part II of this Form 10-KSB/A.

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

OTHER INCOME (EXPENSE):

Interest expense: The Company incurred interest expense of $6.8 million or 25.7% of total revenues for the year ended June 30, 2008 compared with $3.6 million and 18.1% in the fiscal year ended June 30, 2007. The increase of $3.2 million is mostly attributable to $2.0 million in financing costs paid to the 8% secured convertible debenture holders, $600 thousand of interest charged for the Mezzanine Loan, $700 thousand of interest charged for the Bridge Financing Note and $100 thousand of amortization of the discount of the 15% Senior Secured Subordinated Promissory Note, inclusive of related debt issuance cost amortization.

Minority interest in net income or loss of consolidated subsidiaries: Minority interest was $154 thousand or 0.6% of total revenues for the year ended June 30, 2008 compared to a $172 thousand or 0.9% income benefit in the prior fiscal year. This expense varies directly with the results of operations of the entities having minority interests.

Loss on disposal of property and equipment: The loss on disposal of property and equipment was $69 thousand or 0.3% of total revenues compared with a loss of $29 thousand or 0.1% in fiscal 2007.

Other Expense: Other expenses in 2007 were comprised primarily of liquidating damages associated with the prior secured debentures, which were retired in full on March 31, 2008.

INCOME TAXES:

Income tax for fiscal year 2008 was $20 thousand compared to income benefit of $1.5 million in fiscal 2007.

NET LOSS:

For the fiscal year ended June 30, 2008, the Company lost $3.9 million or $0.17 cents per diluted share compared with a net loss of $9.4 million or $0.41 cents per year loss incurred in fiscal 2007. The $5.5 million reduction is the result of the aforementioned revenues and expense differences between the two fiscal years.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities: Net cash provided by operating activities was $2.2 million for the year ended June 30, 2008. While our net loss was $3.9 million, substantial noncash expenses were incurred during the year such as (a) depreciation and amortization of $4.0 million related to equipment, leasehold improvements, and certain hospital contracts, (b) interest charged for the amortization of deferred financing costs of $2.0 million, (c) interest accrued for convertible debenture and notes payable of $1.1 million, (d) amortization of stock options of $1.5 million, (e) interest charged for the beneficial conversion features of 8% senior convertible debentures of $0.9 million, (f) warrants issued in payment of interest expense of $0.56 million, and (g) $0.2 million for the abandonment of leasehold improvements at one hospital that management determined was underperforming and will be closed within the next several months. In addition, the allowance for bad debts increased $0.7 million to a total of $2.9 million. Gross accounts receivable increased $4.5 million for the year ended June 30, 2008, which was anticipated as the number of centers operated by the Company increased from the prior year. The growth in accounts payable and accrued expenses experienced during the prior year ending June 30, 2007 was partially reversed in the current year by $1.5 million. These impacts were partially offset by income tax refunds collected of $0.9 million.

Investing Activities: Net cash used in investing activities was $3.3 million for the year ended June 30, 2008. The primary use of cash was for the purchase of property and equipment for new centers, including chambers and leasehold improvements.

Financing Activities: Net cash provided by financing activities was $1.0 million for the year ended June 30, 2008. As described in Part II, Item 5, the Company refinanced certain existing debt on March 31, 2008 through the issuance of a 15% Senior Secured Subordinated Promissory Note with Bison Equity Capital Partners from which we received approximately $16 million in net proceeds after consideration of related debt issuance costs. Additional proceeds were received from notes payable of $1.6 million and $0.4 million from the issuance of common stock. The total proceeds were used by (a) deferred financing costs of $1.6 million, (b) repayment of $7.4 million of principal, interest and penalties associated with the 8% senior convertible debentures, (c) repayment of certain notes and loans of $5.0 million, and (d) repayment of the bank line of credit of $1.3 million. In addition, we made disbursements of $1.7 million for the year ended June 30, 2008, of which $1.3 million was for payments on capital lease obligations and $0.4 million was for distributions to minority members.

We participate in a working capital accounts receivable financing and term loan arrangement with Signature Bank, which matures March 31, 2010. The use of these funds will be required to support our operations in the future and will be dependent upon satisfying borrowing base requirements, among other covenants. We were in full compliance with all the terms of the bank financing as of June 30, 2008. As of June 30, 2009, the Company was in compliance with all required covenants except for the minimum effective tangible net worth covenant, for which the Company has received a waiver from the lender.

 We believe that the cash flows from operations and borrowings under the senior bank line of credit will provide sufficient liquidity for the Company to be able to finance our operations for at least the next 12 months from the date of filing this Form 10-KSB/A, on October 9, 2009.

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

ITEM 7.   FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC.

Report of Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets as of June 30, 2008 and 2007	27
Consolidated Statements of Operations for the Years Ended June 30, 2008 and 2007	28
Consolidated Statement of Cash Flows for the Years Ended June 30, 2008 and 2007	29, 30
Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended June 30, 2008 and 2007	31
Notes to Consolidated Financial Statements	32 – 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of The Center for Wound Healing, Inc

We have audited the accompanying consolidated balance sheets of The Center for Wound Healing, Inc. as of June 30, 2008 (as restated) and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2008. The Center for Wound Healing, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Center for Wound Healing, Inc. as of June 30, 2008 (as restated) and 2007, and the consolidated results of its operations, stockholders’ equity and its cash flows for each of the years in the two-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 “Restatement of Consolidated Financial Statements” to the financial statements, the Company has restated its June 30, 2008 consolidated financial statements.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, NY

September 24, 2008, except for Notes 2 and 12, as to which the date is October 9, 2009

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30,

	2008	2007
	(As Restated)
ASSETS
CURRENT ASSETS
Cash in bank	$55,139	$216,458
Accounts receivable, net of allowance for doubtful accounts of $2,941,917 and $2,202,510 respectively	14,563,325	10,754,557
Notes Receivable	460,872	367,484
Income tax refunds receivable	2,090	883,596
Prepaid expenses and other current assets	398,631	157,801
Total current assets	15,480,057	12,379,896

Notes Receivable	134,295	385,478
Property and equipment, net	8,886,005	7,970,325
Invesment in unconsolidated affiliates	-	75,702
Intangible assets	4,402,495	3,131,184
Goodwill	751,957	447,531
Other assets	1,507,192	1,959,717
TOTAL ASSETS	$31,162,001	$26,349,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,105,548	$5,867,893
Current maturities of capital leases	526,107	1,530,862
Short-term borrowings	4,200,000	5,500,000
Notes payable	939,856	2,429,260
8% Secured convertible debentures	-	6,485,601
Payable to former Majority Members	618,033	771,357
Total current liabilities	10,389,544	22,584,973

15% senior secured note payable	9,968,740	-
Notes payable, net of current maturities	782,133	65,254
Capital lease obligations, net of current maturities	131,774	498,688
Minority interest in consolidated subsidiaries	580,558	908,202

TOTAL LIABILITIES	21,852,749	24,057,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized and unissued	-	-
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,373,281 and 22,655,781 issued and outstanding at June 30, 2008 and 2007, respectively	23,373	22,656
Additional paid-in capital	29,764,982	18,866,478
Accumulated deficit	(20,479,103)	(16,596,418)

TOTAL STOCKHOLDERS' EQUITY	9,309,252	2,292,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,162,001	$26,349,833

The accompanying notes are an integral part of these financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30,

	2008	2007
	(As Restated)
REVENUES
Treatment fees	$26,357,619	$19,842,064

OPERATING EXPENSES
Cost of Services	13,157,728	11,642,333
Sales and marketing	180,367	287,060
General and administration	8,466,779	11,785,313
Abandonment & and Impairment Loss	189,992	2,076,266
Depreciation and amortization	443,581	59,917
Bad debt expense	796,027	965,553

TOTAL OPERATING EXPENSES	23,234,474	26,816,442

OPERATING INCOME (LOSS)	3,123,145	(6,974,378)

OTHER EXPENSE (INCOME)
Interest expense	6,783,110	3,595,044
Interest income	(41,344)	(25,281)
Minority interest in net loss (income) of consolidated subsidiaries	154,254	(172,390)
Loss on disposal of property and equipment	68,880	29,270
Other expenses	20,865	432,500

TOTAL OTHER EXPENSE	6,985,765	3,859,143

(LOSS) BEFORE INCOME TAXES	(3,862,620)	(10,833,521)

PROVISION (BENEFIT) FOR INCOME TAXES
Current taxes	20,065	(356,511)
Deferred taxes	-	(1,094,984)
TOTAL PROVISION (BENEFIT) FOR INCOME TAXES	20,065	(1,451,495)

NET (LOSS)	$(3,882,685)	$(9,382,026)

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.17)	$(0.41)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	22,997,476	22,655,781

The accompanying notes are an integral part of these financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended June 30,

	2008	2007
	(as Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,882,685)	$(9,382,026)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,046,018	2,164,956
Abandonment and impairment loss	189,992	2,076,266
Interest charged for beneficial conversion features of 8% senior convertible debebtures	912,524
Interest charged for fair valuation of warrants issued in connection with 8% senior
convertible and other debentures	-	1,959,915
Interest charged for amortization of deferred financing costs	2,141,561	1,269,701
Bad debts	796,027	965,553
Deferred income taxes	-	(1,094,984)
Minority interest in net income of consolidated subsidiaries	154,254	(172,390)
Loss on disposal of property and equipment	68,880	29,270
Interest accrued for convertible debenture and notes payable	1,135,634	13,889
Amortization of stock options	1,516,604	2,787,240
Warrants issued in payment of interest expense	564,659	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,447,000)	(2,508,318)
Prepaid expenses and other current assets	(357,981)	30,046
Other assets	-	27,194
Accounts payable and accrued expenses	(1,517,287)	3,484,862
Income taxes	881,506	(1,685,596)
Payments to former majority members	(45,330)	149,089
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,157,377	114,667

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,385,296)	(2,577,325)
Proceeds from sale of property and equipment	45,000	68,222
(Increase) decrease in security deposits	(460)	-
Investment in unconsolidated affiliates	-	(105,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,340,756)	(2,614,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,309,079)	(1,955,179)
Advances from affiliates	25,948	100,870
Net (repayment) proceeds from bank line of credit	(1,300,000)	2,300,000
Proceeds from issuance of 15% senior secured subordinated note payable	17,500,000	-
Deferred financing costs	(3,138,306)	(522,831)
Repayment of notes and loans	(4,990,268)	(1,940,240)
Repayment of minority member loans	-	(70,943)
Repayment of 8% senior convertible debentures	(7,398,125)	-

Proceeds from issuance of common stock	400,000	-
Proceeds from notes payable	1,600,000	1,000,000
Distributions to LLC members	(368,109)	--
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,022,060	(1,088,323)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(161,319)	(3,587,759)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	216,458	3,804,218

CASH AND CASH EQUIVALENTS – END OF YEAR	$55,139	$216,459

The accompanying notes are an integral part of these financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended June 30,

	2008	2007
	(as Restated)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

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

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(As Restated)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance at July 1, 2006	22,655,781	$22,656	$15,362,539	$(7,214,392)	$8,170,803

Share-Based Compensation	-	-	2,439,328	-	2,439,328
Net effect of increased relative fair value of beneficial conversion feature of 2006 convertible debentures due to extension	-	-	1,064,611	-	1,064,611
Net loss	-	-	-	(9,382,026)	(9,382,026)

Balance at June 30, 2007	22,655,781	22,656	18,866,478	(16,596,418)	2,292,716
Share-Based Compensation	-	-	1,783,527	-	1,783,527
Issuance of common stock in connection with MedAir settlement	300,000	300	824,700	-	825,000
Issuance of common stock in connection with Warantz settlement	30,000	30	74,970	-	75,000
Issuance of warrants in connection with Bison refinancing	-	-	6,976,035	-	6,976,035
Issuance of warrants in Connection with Bridge Financing	-	-	564,659	-	564,659
Issuance of shares for cash	200,000	200	399,800	-	400,000
Issuance of Shares in Connection with Mezzanine Loan	187,500	188	274,813	-	275,000
Net loss	-	-	-	(3,882,685)	(3,882,685)

Balance at June 30, 2008	23,373,281	$23,373	$29,764,982	$(20,479,103)	$9,309,252

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) (formerly known as American Hyperbaric, Inc.) was organized in the State of Florida on May 25, 2005. CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” primarily in the mid-Atlantic and northeastern parts of the country. These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals. CFWH can be contracted to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

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

b. Restatement of  Consolidated Financial Statements:   The condensed consolidated financial statements have been restated for the year ended June 30, 2008  to reflect the correction of errors in the accounting for the warrant issuance and warrant valuation, and the debt issuance costs associated with the Company’s 15% Senior Secured Subordinated Promissory Note (the “Bison Note”).

The number of warrants to be issued were initially reported to be 7,168,488, and included a fair-value of $0.48 per warrant, were exercisable at $5.00 per share, used a ten year life in their fair-value computation and carried standard anti-dilution and registration rights provisions yielding a total warrant valuation of $3,431,341, which served to discount the Bison Note and correspondingly increase additional paid-in capital for the same amount. The number of warrants issuable and their fair-value have been properly calculated in this amended filing at 7,941,926 and $8,391,893 (prior to the reduction for allocation of amended debt issuance costs of $1,180,368), respectively.  Additionally, the amended filing adjusted the warrants contractual life to the correct term of 7 years (See the tables set forth below and Note 12 for additional information on the restatement). During the year ended June 30, 2008, the Company had originally recorded $2,717,064, in deferred expenses, in relation to the debt issuance costs associated with the Bison Note. This amended filing records a reduction to the previously capitalized debt issuance costs of $1,180,368 attributable to the warrant’s relative fair value as a component of the total debt proceeds received, effectively restating the deferred debt issuance costs to $1,536,696.

The effect of the restatement on the Company’s consolidated financial statements as of June 30, 2008, and for the fiscal year ended June 30, 2008 are shown below:

	As of June 30, 2008
	(As Previously
	Reported)	(Adjustments)	(Restatement)
ASSETS

CURRENT ASSETS
Total current assets	$15,480,057	$-	$15,480,057
Notes receivable	134,295	-	134,295
Property and equipment, net	8,886,005	-	8,886,005
Intangible assets	4,402,495	-	4,402,495
Goodwill	751,957	-	751,957
Other assets	2,822,687	(1,315,495)	1,507,192
TOTAL ASSETS	$32,477,496	$(1,315,495)	$31,162,001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Total current liabilities	$10,389,544	$-	$10,389,544
15% senior secured subordinated promissory note	15,291,782	(5,323,042)	9,968,740
Notes payable, net of current maturities	782,133	-	782,133
Capital lease obligations, net of current maturities	131,774	-	131,774
Minority interest in consolidated subsidiaries	558,205	22,353	580,558

TOTAL LIABILITIES	27,153,438	(5,300,689)	21,852,749

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock	23,373	-	23,373
Additional paid-in capital	26,220,288	3,544,694	29,764,982
Accumulated deficit	(20,919,603)	440,500	(20,479,103)
TOTAL STOCKHOLDERS' EQUITY	5,324,058	3,985,194	9,309,252
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,477,496	$(1,315,495)	$31,162,001

	June 30, 2008
	(As Previously
	Reported)	(Adjustments)	(Restatement)

REVENUES
Treatment fees	$26,357,619	$-	$26,357,619

TOTAL OPERATING EXPENSES	23,234,474	-	23,234,474

OPERATING INCOME (LOSS)	$3,123,145	$-	$3,123,145

OTHER EXPENSE (INCOME)
Interest expense	$7,245,963	$(462,853)	$6,783,110
Interest income	(41,344)	-	(41,344)
Minority interest in net loss (income) of consolidated subsidiaries	131,901	22,353	154,254
Loss on disposal of property and equipment	68,880	-	68,880
Other expenses	20,865	-	20,865
TOTAL OTHER EXPENSE	7,426,266	(440,500)	6,985,766

(LOSS) BEFORE INCOME TAXES	(4,303,121)	440,500	(3,862,621)

PROVISION (BENEFIT) FOR INCOME TAXES
Current taxes	20,065	-	20,065
Deferred taxes	-	-	-
TOTAL PROVISION (BENEFIT) FOR INCOME TAXES	20,065	-	20,065

NET (LOSS)	$(4,323,185)	$440,500	(3,882,685)

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.19)	$0.02	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	22,997,476	-	22,997,476

	June 30, 2008
	(As Previously
	Reported)	(Adjustments)	(Restatement)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,323,185)	$440,500	$(3,882,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,046,018	-	4,046,018
Abandonment and impairment loss	189,992	-	189,992
Interest charged for beneficial conversion features of 8% senior convertible debebtures	912,524	-	912,524
Interest charged for amortization of deferred financing costs	2,099,399	42,162	2,141,561
Bad debts	796,027	-	796,027
Deferred income taxes	-
Minority interest in net income of consolidated subsidiaries	131,901	22,353	154,254
Loss on disposal of property and equipment	68,880	-	68,880
Interest accrued for convertible debenture and notes payable	1,184,030	(48,396)	1,135,634
Amortization of 15% convertible debenture original issue discount	142,526	(142,526)	-
Amortization of stock options	1,516,604	-	1,516,604
Warrants issued in payment of interest expense	736,226	(171,567)	564,659
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,447,000)	-	(4,447,000)
Prepaid expenses and other current assets	(357,981)	-	(357,981)
Other assets	-	-	-
Accounts payable and accrued expenses	(1,517,287)	-	(1,517,287)
Income taxes	881,506	-	881,506
Payments to former majority members	(45,330)	-	(45,330)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,014,851	142,526	2,157,377

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	(3,340,756)	-	(3,340,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,309,079)	-	(1,309,079)
Advances from affiliates	25,948	-	25,948
Net (repayment) proceeds from bank line of credit	(1,300,000)	-	(1,300,000)
Proceeds from issuance of 15% senior secured subordinated note payable	17,500,000	-	17,500,000
Deferred financing costs	(2,995,780)	(142,526)	(3,138,306)
Repayment of notes and loans	(4,990,268)	-	(4,990,268)
Repayment of 8% senior convertible debentures	(7,398,125)	-	(7,398,125)
Proceeds from issuance of common stock	400,000	-	400,000
Proceeds from notes payable	1,600,000	-	1,600,000
Distributions to LLC members	(368,109)	-	(368,109)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,164,586	(142,526)	1,022,060

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(161,319)	-	(161,319)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	216,458	-	216,458

CASH AND CASH EQUIVALENTS – END OF YEAR	$55,139	$-	$55,139

	June 30, 2008
	(As Previously
	Reported)	(Adjustments)	(Restatement)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Cash paid during the year:
Interest	$2,029,146	-	$739,260
Income taxes	$22,405	-	$1,230,451

Non -cash financing and investing activities:
Equipment acquired through capital lease obligation	$217,148		$213,410
Discount of convertible debenture for fair value of beneficial conversion fea	$-		$912,524
Warrants and common stock issued in payment of accrued interest	$839,659		$-
Issuance of common stock in connection with MedAir settlement	$825,000		$-
Issuance of common stock in connection with Warantz settlement	$75,000		$-
Debt issued in connection with Intangible asset acquired	$2,617,744		$-
Warrants issued in connection with Bison financing	$3,431,341	$4,960,552	$8,391,893

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

o.   Deferred Financing Costs . All costs associated with the placement of Company debt is deferred and written off over the term of the debt.

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

h. On March 31, 2008, the Company entered into a financing agreement with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. and issued a $20 million senior collateralized subordinated promissory note (“Senior Collateralized Subordinated Note” or “Bison Note”).  The Company received proceeds of $17.5 million, net of a $2.5 million discount, and incurred approximately $3.1 million of expenses related to this transaction.  The Company used proceeds to retire certain debts with accrued interest, certain accounts payable and other obligations.

Under the terms of the Bison Note, the Company has to pay monthly cash interest at 12% per annum starting from October 2008 and 6% non-cash interest, which is added to the principal amount.  Upon fulfillment by the Company of certain conditions, the non-cash interest is reduced to 3% and, provided no event of default has occurred, the Company can further defer scheduled payments of cash interest for up to 12 months.  The Company met the required conditions in September 2008 and therefore the non-cash interest rate reset at 3% and payments of cash interest were deferred until October 31, 2009.  The interest rate increases by 2% upon an event of default and if such default is not cured within a certain period of time or waived by the Bison Note holders, the outstanding principal balance and accrued interest become due and payable.

The Bison Note is redeemable by annual payments of $2.5 million starting from the second anniversary and until the fifth year at which point the Company is required to retire the remaining balance.  The Bison Note and other obligations under the security purchase agreement are collateralized by a lien granted by the Company and its subsidiaries on substantially all of their assets, including all stock held by either the Company or its subsidiaries.  The Bison Note is subordinated to the Bank Debt.

Additionally, the Company entered into a common stock warrant agreement with the holders of the Bison Note and issued warrants to purchase 7,941,926 shares of its common shares with an exercise price of $5 per share and a seven year term.  4,765,156 or 60% of the warrants vested immediately and the remaining warrants vest monthly over a three year period.  Under the terms of the common stock warrant agreement, part of the unvested warrants might be canceled, provided the Company meets certain EBITDA targets and required Bison Note redemption conditions.

The Company determined the relative fair value of warrants to be $7,055,355 and recorded such amortization as a discount to the Bison Note in addition to $2.5 million discount.  Additionally, based on the relative fair values of the Bison Note and warrants the Company allocated $3.1 million of expenses related to the transaction as follows: $1.7 million to deferred expenses and $1.4 million to additional paid-in capital.  The Company amortizes the deferred financing cost, and debt discount and records interest expense using the interest method rate, which it determined to be 37%.

The following table summarizes the assumptions used in valuing options issued by us during the periods ended June 30, 2008 and 2007.

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Average expected life (years)	4.6	8.5
Average risk free interest rate	4.3%	4.73%
Expected volatility	153%	144%
Expected dividend rate	0%	0%
Expected forfeiture rate	1%	1%

The following is a summary of our stock options and warrant activity for the years shown below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	Stock Options		Warrants
Outstanding, at June 30, 2006	410,000	$3.39	2,750,000	$2.00
Granted	1,437,667	$3.23	-
Exercised	-		-
Forfeited/expired	(175,000)	$(3.50)	-
Outstanding, at June 30, 2007	1,672,667	$3.39	2,750,000	$2.00
Granted	255,000	$3.41	11,335,676	$4.10
Exercised	-		-
Forfeited/expired	(70,000)	$(3.93)	-
Outstanding, at June 30, 2008	1,857,667	$3.37	14,085,676	$3.69
Exercisable at June 30, 2008	1,137,667	$3.33	10,908,906	$3.31

The number and weighted average exercise prices of all common shares and common share equivalents issuable and stock purchase options and warrants outstanding as of June 30, 2008 is as follows:

	Stock Options & Warrants Outstanding			Stock Options & Warrants Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.00	6,143,750	2.94	$2.00	6,143,750	$2.00
$3.00	260,000	2.32	$3.00	260,000	$3.00
$3.10	1,000,000	8.55	$3.10	500,000	$3.10
$3.50	300,000	2.49	$3.50	180,000	$3.50
$3.75	42,667	3.75	$3.75	42,667	$3.75
$4.00	105,000	2.82	$4.00	105,000	$4.00
$5.00	8,091,926	7.00	$5.00	4,815,156	$5.00
Total – June 30, 2008	15,943,343	5.43	$3.65	12,046,573	$3.31

Note 4 - Property and Equipment

Property and equipment consists of the following at June 30, 2008 and 2007:

	2008	2007
Medical chambers and equipment, including $2,352,934 for 2008 and $6,198,646 for 2007 under capital leases	$7,945,838	$7,294,518
Furniture, fixtures and computers	2,084,382	829,724
Leasehold improvements	4,807,466	4,005,954
Autos and Vans	494,051	459,639
	15,331,737	12,589,835
Less: Accumulated depreciation and amortization – including $780,025and $1,303,911 for medical chambers and equipment under capital lease	6,445,732	4,619,510
	$8,886,005	$7,970,325

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

Management has adjusted the remaining useful lives of hospital contracts downward from their useful lives as determined by independent appraisers when the contracts were acquired because management is unable to determine that it is more likely than not that the contract will be renewed. The new periods over which the contracts are being amortized are the remaining lives of the contracts. The effect of this change in estimate increased amortization in the current year by $420,000 and will increase such expense in each subsequent year by approximately $560,000 until the contracts are fully amortized.

The following represents the estimated future amortization of the Hospital and Treatment Center Contracts over the next five years:

Year or Period Ending June 30,
2009	$1,845,970
2010	$1,845,970
2011	$573,517
2012	$109,629
2013	$27,409

Note 6 - Other Assets

Other Assets consist of the following as of June 30:

	2008	2008	2008	2007
	(As Previously Reported)	(Adjustment)	(As Restated)
Subordination & Consent Fee, net of amortization of $1,850,000 and $264,286.	$-	$-	$-	$1,585,715
Deferred Financing Costs, net of amortization of $513,685(As Previously reported) and $47,265 (restated) and $1,206,500	2,804,926	(1,315,495)	1,489,431	322,831
Equipment Lease Fees	0	0	0	12,500
Security Deposit	17,760	-	17,760	38,67138
Total Other Assets	$2,822,686	$(1,315,495)	$1,507,191	$2,822,687

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

Summary – Notes Payable, including the 15% senior secured note payable, as of June 30, 2008 and 2007 consists of the following:

Maturities of the long-term portion of notes payable as of June 30, 2008 are as follows:

	(As Previously Reported)	Adjustment	As Restated**	2007
Notes Payable	$21,213,771	$(5,323,042)	$15,890,729	$7,994,514
Less: Current portion	5,139,856		5,139,856	7,929,260
	$16,073,915	$(5,323,042)	$10,750,873	$65,254

Year Ending June 30,	Reported
2009	$5,139,856
2010	3,282,133
2011	2,500,000
2012	2,500,000
2013	12,500,000
$25,921,989

** The difference between the maturity table amortization and the restated notes payable is attributable to 15% note discount accreting to note payable over its five year maturity span.

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

Issuance of the warrants to the holders of the $1.6 million of notes triggered certain anti-dilution provisions under the warrant agreement related to 2,750,000 warrants outstanding at June 30, 2007.  As the result, the Company issued an additional 3,093,750 warrants to purchase shares of its common stock and reduced the exercise price for 2,750,000 warrants to $2 per share.

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

Note 12 – 15% Senior Secured Subordinated Promissory Note.

On March 31, 2008, the Company entered into a financing agreement with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. and issued a $20 million senior collateralized subordinated promissory note (“Senior Collateralized Subordinated Note” or “Bison Note”).  The Company received proceeds of $17.5 million, net of a $2.5 million discount, and incurred approximately $3.1 million of expenses related to this transaction.  The Company used proceeds to retire certain debts with accrued interest, certain accounts payable and other obligations.

The financial terms of the Bison Note are summarized as follows:

•	The Note is a five year note maturing March 31, 2013.

•
Under the terms of the Bison Note, the Company has to pay monthly cash interest at 12% per annum starting from October 2008 and 6% non-cash interest, which is added to the principal amount.  Upon fulfillment by the Company of certain conditions, the non-cash interest is reduced to 3% and, provided no event of default has occurred, the Company can further defer scheduled payments of cash interest for up to 12 months.  The Company met the required conditions in September 2008 and therefore the non-cash interest rate reset at 3% and payments of cash interest were deferred until October 31, 2009.  The interest rate increases by 2% upon an event of default and if such default is not cured within a certain period of time or waived by the Bison Note holders, the outstanding principal balance and accrued interest become due and payable.

•
The Bison Note is redeemable by annual payments of $2.5 million starting from the second anniversary and until the fifth year at which point the Company is required to retire the remaining balance.  The Bison Note and other obligations under the security purchase agreement are collateralized by a lien granted by the Company and its subsidiaries on substantially all of their assets, including all stock held by either the Company or its subsidiaries.  The Bison Note is subordinated to the Bank Debt.

•
Additionally, the Company entered into a common stock warrant agreement with the holders of the Bison Note and issued warrants to purchase 7,941,926 shares of its common shares with an exercise price of $5 per share and a seven year term.  4,765,156 or 60% of the warrants vested immediately and the remaining warrants vest monthly over a three year period.  Under the terms of the common stock warrant agreement, part of the unvested warrants might be canceled, provided the Company meets certain EBITDA targets and required Bison Note redemption conditions.

•
The Company determined the relative fair value of warrants to be $8,391,893 and recorded such amortization as a discount to the Bison Note in addition to $2.5 million discount.  Additionally, based on the relative fair values of the Bison Note and warrants the Company allocated $3.1 million of expenses related to the transaction as follows: $1.7 million to deferred expenses and $1.4 million to additional paid-in capital.  The Company amortizes the deferred financing cost, and debt discount and records interest expense using the interest method rate, which it determined to be 37%.

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

The Company has a federal tax operating loss carry-forward of $1,312,000 at June 30, 2008 which expires through 2028.

The components of the net deferred tax asset (liability) at June 30, 2008 and 2007 consist of the following

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$986,000	$1,035,000
Property assets	273,000	80,000
Bridge Loan Interest	40,000	-
Intangibles	-	472,000
Accrued expenses	283,000	371,000
Stock option compensation	1,787,000	1,315,000
Net operating loss	1,539,000	153,000
Total deferred tax asset	4,908,000	3,426,000
Less valuation allowance	(4,908,000)	(3,426,000)

Net deferred assets (liabilities)	$0	$0

The provision (benefit) for income taxes is comprised of the following:

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Current:
Federal	$-	$(832,388)
State	20,065	475,877
	20,065	(356,511)

Deferred:
Federal	-	(872,281)
State	-	(222,703)
	-	(1,094,984)

Net provision (benefit)	$20,065	$(1,451,495)
A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Computed tax benefit	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	(6.8)	(4.7)
Minority interest	(2.0)	0.9
Non deductible interest expense	0.0	3.1
Other	9.0	0.2
NOL valuation reserve	52.3	21.6

Total tax benefit	0.5%	(12.9)%

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

Note 16 - Subsequent Events

In July 2008, Andrew Barnett’s employment agreement was amended as discussed ( in Note 15 e.) above.

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

David J. Walz was named President on September 27, 2006 and is also our Treasurer. Mr. Walz joined the predecessor company in November 2003 as Executive Vice President and Chief Operating Officer. Mr. Walz is an executive with over twenty-one years of experience in hospital operations, financial management, business development and strategic planning within complex healthcare organizations. From November 2000 to September 2003, Mr. Walz was Executive Director/Vice President of Operations at St. John’s Queens Hospital, a teaching division of Saint Vincent’s Catholic Medical Centers in New York, where he was responsible for the day-to-day operations. Prior to this role, Mr. Walz held various positions in finance, including director of finance for a four-hospital system. Mr. Walz has a Bachelors degree in Finance, Banking and Investments and also holds a Master Degree in Healthcare Administration. Mr. Walz is a Fellow (“FHFMA”) and a Certified Managed Care Professional (“CMCP”) in the Healthcare Financial Management Association

Phillip Forman, DPM , who serves as the Company’s Co-Chief Compliance Officer, was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007, served as the chief executive officer of American Hyperbaric, Inc. Prior to joining New York Hyperbaric, he was a private practitioner. He received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine. His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending, Staten Island University Hospital and Associate Director, Residency Program, Staten Island University Hospital. Dr. Forman has extensive experience in wound care. He has participated in numerous clinical trials involving diabetic foot infections, novel antibiotics and new biopharmaceuticals for problem and non-healing wounds of the lower extremities. He has participated in trials with Merck & Co., Inc., Pharmacia, OrthoBiotech, Novartis/Organogenesis, Johnson & Johnson, Monsanto, Ortho-McNiel, Alpha Therapeutics and Ortec International. In addition to his clinical trial participation, Dr. Forman has several research projects underway involving Osteomyelitis and Vascular Disease in patients with Diabetes.

John V. Capotorto, M.D ., who serves as the Company’s Co-Chief Compliance Officer, was the Chief Medical Director of New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and from July, 2005 through January 18 was the Vice President of American Hyperbaric, Inc. Prior to joining New York Hyperbaric Dr. Capotorto was an attending physician in Adult and Pediatric Endocrinology and was a clinical assistant professor at SUNY HSCB since 1996. He holds board certification in Internal Medicine, Pediatrics, Adult and Pediatric Endocrinology and Metabolism, and is accredited in Hyperbaric Medicine. Additionally, he is the Medical Director of the Diabetes Treatment Center at Staten Island University Hospital and has extensive experience in both wound care and hyperbaric medicine. Dr. Capotorto graduated from Vassar College in 1981 and studied Medicine at the University of Bologna. He returned to New York where he completed a combined medical and pediatric internship and residency. Dr. Capotorto was a Research Fellow in Islet Cell Transplantation at the Joslin Diabetes Center and a clinical fellow in Adult and Pediatric Endocrinology at both the Joslin Diabetes Center and Children’s Hospital, part of the Harvard Medical School system. In addition to his medical training, Dr. Capotorto has completed an Executive MBA program at the Baruch College. He is a member of the Beta Gamma Sigma Honor Society and has used his combined medical and business knowledge towards developing and opening comprehensive Hyperbaric and Wound Care Centers.

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

The Board of Directors has reviewed and discussed with the Company's management and auditors the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB/A for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB/A for its 2008 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief	October 9th, 2009
Andrew G. Barnett	Financial Officer;

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief	October 9, 2009
Andrew G. Barnett	Financial Officer; Director

/s/ John DeNobile	Director	October 9, 2009
John DeNobile

/s/ Dr. John Capotorto	Director	October 9, 2009
Dr. John Capotorto

/s/ David H. Meyrowitz	Director	October 9, 2009
David H. Meyrowitz

/s/ Paul Basmajian	Director	October 9, 2009
Paul Basmajian

/s/ Dr. Phillip Forman	Director	October 9, 2009
Dr. Phillip Forman

/s/Douglas B. Trussler	Director	October 9, 2009
Douglas B. Trussler

/s/Louis Bissette	Director	October 9, 2009
Louis Bissette