Form 10-Q/A
period 2008-09-30
Center for Wound Healing, Inc.
filed 2009-10-13
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

YES☐ NO ☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of October 30, 2008, there were 23,373,281 shares of common stock issued and outstanding.

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the three months ended September 30, 2008 with the Securities and Exchange Commission (the “SEC”) on November 13 , 2008. We are filing this Amendment No. 1 on the Form 10-Q/A on October 9, 2009 to amend and restate our unaudited condensed consolidated financial statements for the three months ended September 30th, 2008 and the related footnote disclosures to reflect the correction of an error, all as more fully described in the following paragraph.

During the preparation of its consolidated financial statements for the fiscal year ended June 30, 2009, the Company discovered that the initial recording of a financing transaction entered into on March 31, 2008 had incorrectly accounted for certain elements of the transaction related to the pricing of warrants to purchase shares of the Company’s common stock, the amortization of costs associated with such financing, and the issuance of appropriate number of warrants to a former debt holder and to Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. (collectively, the “Bison Capital Entities”), with which the Company consummated a financing transaction on March 31, 2008 (the “Bison Note”). As it effects the September 30, 2008 filing, it was determined that shareholders’ equity was understated, long-term liabilities and other assets were overstated, and interest expense was overstated, resulting in an overstated net loss for the three months ended September 30, 2008. In conjunction with the Company’s review and correction of the accounting for the warrants, the Company has issued the requisite additional warrants associated with the January 2008 private financing, and the requisite additional warrants associated with the Bison Capital Entities warrant agreement provisions.

This amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended September 30, 2008 amends only the following items:

PART I, Item 1 – Unaudited Interim Condensed Consolidated Financial Statements, and the Notes to Condensed Consolidated Financial Statements
PART I, Item 2 – Management’s Discussion and Analysis or Plan of Operation was amended to reflect the corrections to the Company’s reported operating results, cash flows and statement of financial position.

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q/A
September 30, 2008

ITEM 1.            UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT

	September 30,	June 30,
	2008	2008
	(unaudited)	(as Restated)
	(as Restated)
ASSETS

CURRENT ASSETS
Cash in bank	$293,957	$55,139
Accounts receivable, net of allowance for doubtful accounts of $3,061,917 and $2,941,917 respectively	15,537,997	14,563,325
Notes Receivable	476,995	460,872
Income tax refunds receivable	2,090	2,090
Prepaid expenses and other current assets	341,958	398,631

Total current assets	16,652,997	15,480,057

Notes Receivable	67,900	134,295
Property and equipment, net	8,653,068	8,886,005
Intangible assets	3,941,002	4,402,495
Goodwill	751,957	751,957
Other assets	1,452,966	1,507,192

TOTAL ASSETS	$31,519,890	$31,162,001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,961,194	$4,105,548
Current maturities of capital leases	398,730	526,107
Short-term borrowings	4,310,001	4,200,000
Notes payable	929,267	939,856
Payable to former Majority Members	568,033	618,033
Total current liabilities	10,167,225	10,389,544

15% senior secured note payable	10,910,696	9,968,740
Notes payable, net of current maturities	548,995	782,133
Capital lease obligations, net of current maturities	86,555	131,774
Minority interest in consolidated subsidiaries	549,679	580,558

TOTAL LIABILITIES	22,263,150	21,852,749

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,373,281 issued and outstanding	23,373	23,373
Additional paid-in capital	30,434,252	29,764,982
Accumulated deficit	(21,200,885)	(20,479,103)

TOTAL STOCKHOLDERS' EQUITY	9,256,740	9,309,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,519,890	$31,162,001

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE THREE MONTHS ENDING SEPTEMBER 30,
(UNAUDITED)

	2008	2007
	(unaudited)
	(as Restated)
REVENUES
Treatment fees	$7,026,147	$5,941,240

OPERATING EXPENSES
Cost of Services	3,581,893	2,856,285
Sales and marketing	40,949	21,900
General and administration	2,689,104	2,110,994
Depreciation and amortization	232,556	84,909
Bad debt expense	120,000	202,281

TOTAL OPERATING EXPENSES	6,664,501	5,276,369

OPERATING INCOME (LOSS)	361,646	664,871

OTHER EXPENSE (INCOME)
Interest expense	1,095,121	1,736,763
Interest income	(7,236)	-
Minority interest in net loss (income) of consolidated subsidiaries	(30,178)	(64,085)
Loss on disposal of property and equipment	-	69,622

TOTAL OTHER EXPENSE	1,057,707	1,742,300

(LOSS) BEFORE INCOME TAXES	(696,060)	(1,077,429)

PROVISION (BENEFIT) FOR INCOME TAXES
Current taxes	25,722	16,463
Deferred taxes	-	-
TOTAL PROVISION (BENEFIT) FOR INCOME TAXES	25,722	16,463

NET (LOSS)	$(721,782)	$(1,093,892)

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,373,281	22,825,346

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
			(As Restated)	(As Restated)	(As Restated)

Balance at June 30, 2008	23,373,281	$23,373	$29,764,982	$(20,479,103)	$9,309,252

Share-Based Compensation (Unaudited)	-	-	669,270	-	669,270
Net loss (Unaudited) (Restated)	-	-	-	(721,782)	(721,782)
Balance at September 30, 2008 (Unaudited) (Restated)	23,373,281	$23,373	$30,434,252	$(21,200,885)	$9,256,740

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2008	2007
	(as Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(721,782)	$(1,093,892)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,192,039	734,416
Interest charged for beneficial conversion features of 8% senior convertible debentures	-	456,261
Interest charged for amortization of deferred financing costs		903,951
Bad debts	120,000	202,281
Minority interest in net income of consolidated subsidiaries	(30,178)	(64,085)
Loss on disposal of property and equipment	-	69,622
Interest accrued for convertible debenture and notes payable	941,956	123,750
Amortization of stock options	669,270	644,379
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,044,400)	(541,839)
Prepaid expenses and other current assets	70,787	(197,417)
Other assets	-	(81,705)
Accounts payable and accrued expenses	(302,028)	(293,662)
Income taxes	-	201,886
Current income tax liability	-	16,949
Payments to former majority members	(50,000)	222
NET CASH PROVIDED BY OPERATING ACTIVITIES	845,664	1,081,117

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(497,662)	(1,536,268)
Proceeds from sale of property and equipment	-	45,000
(Increase) decrease in security deposits	(11,616)	-
Investment in unconsolidated affiliates	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(509,278)	(1,496,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(172,596)	(438,589)
Advances from affiliates	144,444	11,152
Net (repayment) proceeds from bank line of credit	110,001	(161,000)
Deferred financing costs	51,730	-
Repayment of notes and loans	(230,446)	(337,387)
Repayment of minority member loans	-	-
Repayment of term loan		(33,334)
Proceeds from term loan		1,500,000
Proceeds from notes payable	-	(276,004)
Distributions to LLC members	(701)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(97,569)	264,838

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	238,818	(150,313)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	55,139	216,458

CASH AND CASH EQUIVALENTS – END OF PERIOD	$293,957	$66,145

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the three month period:
Interest	$101,436	$229,779
Income taxes	$25,722	$18,803

Non -cash financing and investing activities:
Equipment acquired through capital lease obligation		$191,570
Issuance of common stock in connection with MedAir settlement		$825,000
Debt issued in connection with Intangible asset acquired		$2,240,079

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 1 -         Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) was incorporated in the State of Florida on May 25, 2005.  CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” in hospitals throughout the United States.  These centers render the specialized service of hyperbaric medicine. They are developed in partnerships with acute care hospitals.  CFWH can be contracted to startup and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

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

Note 2 - Summary of Significant Accounting Policies

a.          Basis of Presentation: The accompanying interim condensed consolidated financial statements of the Company as of September 30, 2008 and for the three months ended September 30, 2008 and 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB/A as of June 30, 2008, filed with the Securities and Exchange Commission (“Commission”) on October 9, 2009. Interim results are not necessarily indicative of the results for a full year.

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

c.         Restatement of Condensed Consolidated Financial Statements.   The condensed consolidated financial statements have been restated for the three months ended September 30, 2008  to reflect the correction of errors in the accounting for the warrant issuance and warrant valuation, and the debt issuance costs associated with the Company’s 15% Senior Secured Subordinated Promissory Note (the “Bison Note”).  The number of warrants to be issued were initially reported incorrectly and the respective accounting impacts of such reporting error were initially reflected in the Company’s accounts in the original September 30, 2008 Form 10Q. The number of warrants issuable, the warrant’s fair-value and related treatment of debt discount costs have been revised by the Company to reflect their proper accounting treatment, accordingly on October 9, 2009, the Company has filed amended Forms 10-QSB/A and 10-KSB/A for the nine month and annual period ended March 31, 2008 and June 30, 2008, respectively which supplement this amended filing.

The effect of the restatement on the Company’s condensed consolidated financial statements as of September 30, 2008, and for the three months ended September 30, 2008 are shown below:

	As of September 30, 2008
	(As Previously
	Reported)	Adjustments	Restatement
ASSETS

CURRENT ASSETS
Total current assets	$16,652,995	$-	$16,652,995
Notes receivable	67,900	-	67,900
Property and equipment, net	8,653,068	-	8,653,068
Intangible assets	3,941,002	-	3,941,002
Goodwill	751,957	-	751,957
Other assets	2,672,564	(1,219,596)	1,452,968
TOTAL ASSETS	$32,739,486	$(1,219,596)	$31,519,890

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Total current liabilities	$10,167,174	$52	$10,167,226
15% senior secured subordinated promissory note	16,572,438	(5,661,742)	10,910,696
Notes payable, net current maturities	548,995	-	548,995
Capital lease obligations, net of current maturities	86,554	-	86,554
Minority interest in consolisated subsidiaries	529,867	19,812	549,679
TOTAL LIABILITIES	27,905,028	$(5,641,878)	22,263,150

STOCKHOLDERS' EQUITY
Common Stock	23,373	-	23,373
Additional paid-in capital	26,889,558	3,544,694	30,434,252
Accumulated deficit	(22,078,473)	877,588	(21,200,885)
TOTAL STOCKHOLDERS' EQUITY	4,834,458	4,422,282	9,256,740
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,739,486	$(1,219,596)	$31,519,890

	As of September 30, 2008
	(As Previously
	Reported)	Adjustments	Restatement

REVENUES	$7,026,147	$-	$7,026,147
OPERATING EXPENSES:
General and administrative expenses	2,689,051	51	2,689,102
Other operating expenses	3,975,397		3,975,397
TOTAL OPERATING EXPENSES	6,664,448	51	6,664,499
OPERATING INCOME	361,699	(51)	361,648
OTHER EXPENSE (INCOME)
Interest expense	1,529,720	(434,598)	1,095,122
Interest income	(7,236)	-	(7,236)
Minority interest in net loss (income) of consolidated	(27,637)	(2,541)	(30,178)
TOTAL OTHER EXPENSE (INCOME)	1,494,847	(437,139)	1,057,708
OPERATING INCOME (LOSS)	(1,133,148)	437,088	(696,060)
PROVISION (BENEFIT) FOR INCOME TAXES	25,722	-	25,722
NET (LOSS)	$(1,158,870)	$437,088	$(721,782)
NET (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.05)	$-	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,373,281		23,373,281

	Three Months Ended September 30, 2008
	(As Previously	(Adjustment)	(as Restated)
	Reported)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,158,870)	$437,088	$(721,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,192,039	-	1,192,039
Bad debts	120,000	-	120,000
Minority interest in net income of consolidated subsidiaries	(27,637)	(2,541)	(30,178)
Interest accrued for convertible debenture and notes payable	1,280,656	(338,700)	941,956
Amortization of stock options	669,270	-	669,270
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,044,400)	-	(1,044,400)
Prepaid expenses and other current assets	70,787	-	70,787
Accounts payable and accrued expenses	(302,079)	51	(302,028)
Income taxes	(50,000)	-	(50,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	749,766	95,898	845,664

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	(509,278)	-	(509,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(172,596)	-	(172,596)
Advances from affiliates	144,444	-	144,444
Net (repayment) proceeds from bank line of credit	110,001	-	110,001
Deferred financing costs	147,628	(95,898)	51,730
Repayment of notes and loans	(230,446)	-	(230,446)
Distributions to LLC members	(701)	-	(701)
NET CASH (USED IN) FINANCING ACTIVITIES	(1,670)	(95,898)	(97,568)

NET (INCREASE) IN CASH AND CASH EQUIVALENTS	238,818	-	238,818

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	55,139	-	55,139

CASH AND CASH EQUIVALENTS – END OF PERIOD	$293,957	$-	$293,957

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

Note 3 – Employee Stock Compensation

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

The number of warrants issuable, the warrant’s fair-value and related treatment of debt discount costs have been revised by the Company to reflect their proper accounting treatment, accordingly on October 9, 2009, the Company has filed amended Forms 10-QSB/A and 10-KSB/A for the nine month and annual period ended March 31, 2008 and June 30, 2008, respectively which supplement this amended filing.

 There were 910,000 stock options granted during the three months ended September 30, 2008 The following table represents our stock options and warrants granted, exercised, and forfeited during the first three months of fiscal 2009.  The following is a summary of our stock options and warrant activity for the years shown below:

	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
	Stock Options			Warrants
Outstanding, at June 30, 2007	1,672,667		$3.39	2,750,000	$2.00
Granted	255,000		$3.41	11,335,676	4.10
Exercised	-			-
Forfeited/expired	(70,000)		$(3.93)	-
Outstanding, at June 30, 2008	1,857,667		$3.37	14,085,676	$3.69
Granted	910,000		$1.05
Exercised	-			-
Forfeited/expired		$		-
Outstanding, at September 30, 2008	2,767,667		$1.61	14,085,676	$3.69
Exercisable at September 30, 2008	1,677,667		$1.61	11,438,367	$3.39

As of September 30, 2008, there was $887,650 of unrecognized compensation cost.

The number and weighted average exercise prices of all common shares and common share equivalents issuable and stock purchase options and warrants outstanding as of September 30, 2008 is as follows:

	Stock Options & Warrants Outstanding			Stock Options & Warrants Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.05	2,220,000	7.85	$1.05	1,320,000	$1.05
$2.00	6,143,750	2.69	$2.00	6,143,750	$2.00
$3.00	100,000	1.37	$3.00	100,000	$3.00
$3.50	200,000	1.95	$3.50	110,000	$3.50
$3.75	42,667	3.49	$3.75	42,667	$3.75
$4.00	55,000	2.67	$4.00	55,000	$4.00
$5.00	8,091,926	9.36	$5.00	5,344,617	$5.00
Total – September 30, 2008	16,853,343	5.14	$3.57	13,116,034	$2.46

Note 4 - Property and Equipment

September 30, 2008
Medical chambers and equipment, including $1,499,455 under capital leases	$7,951,799
Furniture, fixtures and computers	2,418,537
Leasehold improvements	4,823,142
Autos and vans	494,051
Construction in Progress	141,819
15,829,347
Less: Accumulated depreciation and amortization – including $499,123 medical chambers and equipment under capital lease	7,176,279
$8,653,068

Depreciation expense amounted to $730,546 and $505,741 for the three months ended September 30, 2008 and 2007, respectively, of which $ 580,257 and $457,405 is included in cost of services.

Note 5 - Intangible Assets

Intangible Assets consist of the following as of September 30, 2008:

Hospital contracts acquired	$5,237,661
Covenants not to compete	1,206,462
6,444,123
Less: Accumulated amortization	2,503,120
Net intangible assets with finite lives	3,941,002
Goodwill	751,957

Total intangible assets	$4,692,959

Amortization of intangibles was $461,492 and $228,674 for the three months ended September 30, 2008 and 2007, respectively, of which $379,226 and $192,101 was charged to cost of services.

The following represents the estimated future amortization of the Intangible Assets inclusive of the change in estimated lives:

For the 12 Month Period Ending September 30,
2009	$1,845,970
2010	1,716,177
2011	269,225
2012	109,630
$3,941,002

Note 6 - Other Assets

Other Assets consist of the following as of September 30, 2008:

	(As Previously Reported)	adjustments	As restated
Deferred financing costs – net	$2,657,300	$(1,219,598)	$1,437,702
Security Deposit	15,264		15,264
	$2,672,564	$(1,180,368)	$1,452,966

Amortization of the subordination and consent fee and deferred financing cost of $51,730 and $903,951, for the three months ended September 30, 2008 and 2007, respectively, was charged to interest expense.

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

Note 10 – Notes Payable including 15% Senior Secured Subordinated Promissory Note

             Notes Payable as of September 30, 2008 consists of the following:

	(As Previously Reported)	adjustments	As restated
Notes Payable	$18,050,700	$(5,661,742)	$12,388,958
Less: Current portion	929,267		929,267
	$17,121,433	$(5,661,742)	$11,459,691

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

•
Bison also received warrants equal to 20% of the fully diluted common stock of the Company.  The Company has the opportunity to extinguish a certain number of these warrants based upon its achievement of EBITDA and leverage thresholds.  The warrants which are calculated to be 7,941,926 at March 31, 2008 are exercisable at $5.00 per share, have a seven year life and carry standard anti-dilution and registration rights provisions.  The Note carries certain EBITDA and leverage ratio covenants, limitations on maximum allowable debt with Signature and other credit parties, limitations on capital expenditures, and limitations on investments and acquisitions.

•
The Company determined the relative fair value of warrants to be $8,391,893 prior to a reduction for the allocation of debt issuance costs of approximately $1.4 million, and recorded the net-warrant value as a discount to the Bison Note in addition to $2.5 million cash discount.  Additionally, based on relative fair value of the Bison Note and warrants the Company allocated $3.1 million of expenses related to the transaction as follow: $1.7 million to deferred expenses and $1.4 million to an increase additional paid-in capital.  The Company amortizes deferred financing cost, debt discount and records interest expense using effective interest rate, which it determined to approximate 37%.

•	The debt is subordinated to Signature Bank.

Note 11 – Income Taxes

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Actual operations and results may differ materially from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q/A to be accurate as of the date hereof.  Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of Form 10-KSB/A for the year ended June 30, 2008, as amended and filed with the Commission on October 9, 2009.

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

Cost of service:  Cost of service expenditures are comprised principally of payroll and payroll related costs for professional and nursing staff required to administer treatments at our centers, computer hardware, and depreciation relating to hyperbaric medical chambers and leasehold improvements. The Cost of Services for the three months ended September 30, 2008 and 2007 were $3.6 million and $2.9 million respectively.  The increase is primarily a result of the increase in revenues.

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

Depreciation and amortization:  Depreciation and amortization expense is related to our corporate leasehold improvements which aggregated $233 thousand or 3.3% of revenues for the three months ended September 30, 2008, compared to $85 thousand or 1.4% of total revenues for the 2007 three months.  The increase is due to the acquisition of various information technology items necessary for the Company to conduct its business.

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

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $1.1 million or 15.6% of total revenues for the three months ended September 30, 2008, compared to $1.7 million or 29.2% of revenues for the 2007 three months. The decrease is partially due to lower interest rates on the term loan and lower deferred finance cost amortization.

Minority interest:  Minority interest was $30 thousand and $64 thousand for the three months ended September 30, 2008 and 2007, respectively.

INCOME TAXES:

The Company incurred $26 thousand of state and municipal taxes for the three months ended September 30, 2008 versus the income taxes expense of $16 thousand for the three months ended September 30, 2007.

NET INCOME (LOSS):

For the three months ended September 30, 2008, the Company lost $0.7 million or ($.03) cents per share, compared to a net loss of $1.1 million or ($0.05) cents per share for the 2007 three months.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $0.8 million for the three months ended September 30, 2008, compared to net cash provided by operating activities of $1.1 million for the same period in 2007.  This decrease of approximately $0.23 million was the primarily result of a $0.5 million change in accounts payable and accrued expenses, offset by an increase in depreciation and amortization of $0.4 million and an increase in net loss of approximately $0.4 million.

Investing Activities:  Net cash used in investing activities was $0.5 million for the three months ended September 30, 2008, compared to $1.5 million of net cash used in investing activities for the same period in 2007.  A decline in capital investment was the primary reason behind the decrease.

Financing Activities:  Net cash used in financing activities was $97 thousand for the three months ended September 30, 2008, compared to net cash provided by financing activities of $265 thousand in the same period in 2007.

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

We believe that the revised and restructured terms of the senior bank debt and the proceeds from the Bison financing will provide sufficient liquidity for the Company to be able to finance its operations for the next twelve months, subsequent to the filing of this Form 10-Q/A on October 9, 2009,

Item 3. Controls and Procedures:

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

Signature	Title	Date

/s/ Andrew G. Barnett Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer	October 9, 2009