Form 10-Q/A
period 2008-12-31
Center for Wound Healing, Inc.
filed 2009-10-13
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q/A for the three months ended December 31, 2008 with the Securities and Exchange Commission (the “SEC”) on February 17, 2009. We are filing this Amendment No. 1 on the Form 10-Q/A on October 9, 2009 to amend and restate our unaudited condensed consolidated financial statements for the six months ended December 31, 2008 and the related footnote disclosures to reflect the correction of an error, all as more fully described in the following paragraph.

During the preparation of its consolidated financial statements for the fiscal year ended June 30, 2009, the Company discovered that the initial recording of a financing transaction entered into on March 31, 2008 had incorrectly accounted for certain elements of the transaction related to the pricing of warrants to purchase shares of the Company’s common stock, the amortization of costs associated with such financing, and the issuance of appropriate number of warrants to a former debt holder and to Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. (collectively, the “Bison Capital Entities”), with which the Company consummated a financing transaction on March 31, 2008 (the “Bison Note”). As it effects the December 31, 2008 filing, it was determined that shareholders’ equity was understated, long-term liabilities and other assets were overstated, and interest expense was overstated, resulting in an overstated net loss for the six months ended December 31, 2008. In conjunction with the Company’s review and correction of the accounting for the warrants, the Company has issued the requisite additional warrants associated with the January 2008 private financing, and the requisite additional warrants associated with the Bison Capital Entities warrant agreement provisions.

This amendment No. 1 to our Quarterly Report on Form 10-Q/A for the six months ended December 31, 2008 amends only the following items:

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
December 31, 2008

TABLE OF CONTENTS

ITEM 1.            UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT

	December 31,	June 30,
	2008	2008
	(Unaudited)	(as Restated)
	(as Restated)
ASSETS
CURRENT ASSETS
Cash in bank	$537,363	$55,139
Accounts receivable, net of allowance for doubtful accounts of $3,385,924 and $2,941,917 respectively	15,586,057	14,563,325
Notes Receivable	493,483	460,872
Income tax refunds receivable	2,090	2,090
Prepaid expenses and other current assets	277,454	398,631

Total current assets	16,896,447	15,480,057

Notes Receivable	-	134,295
Property and equipment, net	8,417,355	8,886,005
Intangible assets	3,479,510	4,402,495
Goodwill	751,957	751,957
Other assets	1,492,638	1,507,192

TOTAL ASSETS	$31,037,906	$31,162,001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,259,671	$4,105,548
Current maturities of capital leases	300,832	526,107
Short-term borrowings	2,079,989	4,200,000
Notes payable	1,348,780	939,856
Payable to former Majority Members	418,033	618,033
Total current liabilities	7,407,305	10,389,544

15% senior secured note payable	11,941,658	9,968,740
Notes payable, net of current maturities	1,893,004	782,133
Capital lease obligations, net of current maturities	45,804	131,774
Minority interest in consolidated subsidiaries	533,469	580,558

TOTAL LIABILITIES	21,821,240	21,852,749

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,373,281 issued and outstanding	23,373	23,373
Additional paid-in capital	31,022,899	29,764,982
Accumulated deficit	(21,829,606)	(20,479,103)

TOTAL STOCKHOLDERS' EQUITY	9,216,666	9,309,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,037,906	$31,162,001

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
	(as Restated)		(as Restated)
REVENUES
Treatment fees	$7,578,752	$6,470,994	$14,604,900	$12,412,234

OPERATING EXPENSES
Cost of services	3,820,499	3,470,440	7,402,391	6,326,725
Sales and marketing	51,869	15,195	92,818	37,095
General and administration	2,594,565	2,053,264	5,283,669	4,164,256
Depreciation and amortization	249,031	94,942	481,587	179,851
Bad debts	324,007	12,275	444,007	214,556

TOTAL OPERATING EXPENSES	7,039,971	5,646,116	13,704,472	10,922,483

OPERATING INCOME	538,781	824,878	900,428	1,489,751

OTHER EXPENSES
Interest expense	1,157,523	2,133,724	2,252,642	3,870,488
Interest Income	(6,097)		(13,333)	-
Minority interest in net (income) loss of consolidated subsidiaries	(16,210)	(29,283)	(46,388)	(93,368)
Loss on disposal of property and equipment	-	(742)	-	68,880

TOTAL OTHER EXPENSES	1,135,216	2,103,699	2,192,921	3,846,000

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(596,434)	(1,278,821)	(1,292,493)	(2,356,249)

PROVISION (BENEFIT) FOR INCOME TAXES - CURRENT	32,286	(4,758)	58,007	11,705

NET LOSS	$(628,720)	$(1,274,063)	$(1,350,500)	$(2,367,954)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.03)	$(0.06)	$(0.06)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	23,373,281	22,985,781	23,373,281	22,905,564

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
			(as Restated)	(as Restated)	(as Restated)

Balance at June 30, 2008	23,373,281	$23,373	$29,764,982	$(20,479,103)	$9,309,252

Share-Based Compensation (Unaudited)	-	-	1,257,917	-	1,257,917
Net loss (Unaudited) (Restated)	-	-	-	(1,350,503)	(1,350,503)
Balance at December 31, 2008 (Unaudited) (Restated)	23,373,281	$23,373	$31,022,899	$(21,829,606)	$9,216,666

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended December 31,

	2008	2007
	(unaudited)
	(as Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,350,500)	$(2,367,954)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,366,476	1,777,920
Interest charged for beneficial conversion features of 8% senior convertible debentures	-	912,524
Interest charged for amortization of deferred financing costs	115,186	1,822,459
Bad debts	444,007	214,556
Minority interest in net (income) of consolidated subsidiaries	(46,388)	(93,368)
Loss on disposal of property and equipment	-	68,880
Interest accrued for convertible debenture and notes payable	1,972,969	645,224
Amortization of stock options	1,257,917	1,092,139
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,365,055)	(1,684,068)
Prepaid expenses and other current assets	135,289	23,095
Other assets	(66,664)	-
Accounts payable and accrued expenses	(839,158)	(824,616)
Income taxes	-	237,006
Payments to former majority members	(200,000)	222
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,424,077	1,824,019

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(974,841)	(2,384,921)
Increase in restricted cash	-	(800,000)
Proceeds from sale of property and equipment	-	45,000
(Increase) in security deposits	(11,616)
Investment in unconsolidated affiliates	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(986,457)	(3,144,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(311,244)	(814,522)
Advances from affiliates	(6,772)	23,721
Net (repayment) proceeds from bank line of credit	(2,120,011)	2,355,668
Proceeds from notes payable	2,000,000	800,000
Deferred financing costs	(36,462)	(356,222)
Repayment of notes and loans	(480,206)	(552,654)
Distributions to LLC members	(701)	(276,004)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(955,396)	1,179,987

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	482,224	(140,915)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	55,139	216,458

CASH AND CASH EQUIVALENTS – END OF PERIOD	$537,363	$75,543

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the six month period:
Interest	$193,861	$435,250
Income taxes	$58,007	$20,885

Non -cash financing and investing activities:
Equipment acquired through capital lease obligation		$191,570
Issuance of common stock in connection with MedAir settlement		$825,000
Issuance of common stock in connection with Warantz settlement		$75,000
Debt issued in connection with Intangible asset acquired		$2,617,744

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

c.            Restatement of Condensed Consolidated Financial Statements.   The condensed consolidated financial statements have been restated for the six months ended December 31, 2008  to reflect the correction of errors in the accounting for the warrant issuance and warrant valuation, and the debt issuance costs associated with the Company’s 15% Senior Secured Subordinated Promissory Note (the “Bison Note”).  The number of warrants to be issued were initially reported incorrectly and the respective accounting impacts of such reporting error were initially reflected in the Company’s accounts in the original December 31, 2008 Form 10Q. The number of warrants issuable, the warrant’s fair-value and related treatment of debt discount costs have been revised by the Company to reflect their proper accounting treatment, accordingly on October 9, 2009, the Company has filed amended Forms 10-QSB/A, 10-KSB/A, and 10-Q/A for the nine month, annual period, and three month period ended March 31, 2008, June 30, 2008, and September 30,2008, respectively, which supplement this amended filing.

The effect of the restatement on the Company’s condensed consolidated financial statements as of December 31, 2008, and for the six months ended December 31, 2008 are shown below:

	As of December 31, 2008
	(As Previously
	Reported)	Adjustments	Restatement
ASSETS

CURRENT ASSETS
Total current assets	$16,896,447	$-	$16,896,447
Property and equipment, net	8,417,355	-	8,417,355
Intangible assets	3,479,510	-	3,479,510
Goodwill	751,957	-	751,957
Other assets	2,621,224	(1,128,587)	1,492,637
TOTAL ASSETS	$32,166,493	$(1,128,587)	$31,037,906

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Total current liabilities	$7,407,305	$-	$7,407,305
15% senior secured subordinated promissory note	15,291,782	(3,350,124)	11,941,658
Notes payable, net current maturities	4,313,939	(2,420,935)	1,893,004
Capital lease obligations, net of current maturities	45,804	-	45,804
Minority interest in consolisated subsidiaries	489,020	44,449	533,469
TOTAL LIABILITIES	27,547,850	(5,726,610)	21,821,240

STOCKHOLDERS' EQUITY
Common Stock	23,373	-	23,373
Additional paid-in capital	27,478,205	3,544,694	31,022,899
Accumulated deficit	(22,882,935)	1,053,329	(21,829,606)
TOTAL STOCKHOLDERS' EQUITY	4,618,643	4,598,023	9,216,666
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,166,493	$(1,128,587)	$31,037,906

	For the Three Months Ended
	As of December 31, 2008
	(As Previously
	Reported)	Adjustments	Restatement

REVENUES	$7,578,752	$-	$7,578,752
OPERATING EXPENSES:
General and administrative expenses	2,594,616	(51)	2,594,565
Other operating expenses	4,445,406		4,445,406
TOTAL OPERATING EXPENSES	7,040,022	(51)	7,039,971
OPERATING INCOME	538,730	51	538,781
OTHER EXPENSE (INCOME)
Interest expense	1,357,850	(200,328)	1,157,522
Interest income	(6,097)	-	(6,097)
Minority interest in net loss (income) of consolidated	(40,847)	24,637	(16,210)
TOTAL OTHER EXPENSE (INCOME)	1,310,906	(175,691)	1,135,215
OPERATING INCOME (LOSS)	(772,176)	175,742	(596,434)
PROVISION (BENEFIT) FOR INCOME TAXES	32,286	-	32,286
NET (LOSS)	$(804,462)	$175,742	$(628,720)
NET (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.03)	$-	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,373,281		23,373,281

	For the Six Months Ended
	As of December 31, 2008
	(As Previously
	Reported)	Adjustments	Restatement

REVENUES	$14,604,900	$-	$14,604,900
OPERATING EXPENSES:
General and administrative expenses	5,283,669	-	5,283,669
Other operating expenses	8,420,803		8,420,803
TOTAL OPERATING EXPENSES	13,704,472	-	13,704,472
OPERATING INCOME	900,428	-	900,428
OTHER EXPENSE (INCOME)
Interest expense	2,887,569	(634,927)	2,252,642
Interest income	(13,333)	-	(13,333)
Minority interest in net loss (income) of consolidated	(68,484)	22,096	(46,388)
TOTAL OTHER EXPENSE (INCOME)	2,805,752	(612,831)	2,192,921
OPERATING INCOME (LOSS)	(1,905,324)	612,831	(1,292,493)
PROVISION (BENEFIT) FOR INCOME TAXES	58,007	-	58,007
NET (LOSS)	$(1,963,331)	$612,831	$(1,350,500)
NET (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.08)	$0.02	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,373,281		23,373,281

	Six Months Ended December 31, 2008
	(As Previously	(adjustment)	(as Restated)
	reported)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,963,331)	$612,831	$(1,350,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,366,476	-	2,366,476
Bad debts	444,007	-	444,007
Interest charged for amortization of deferred financing costs	302,092	-	302,092
Minority interest in net income of consolidated subsidiaries	(68,484)	22,096	(46,388)
Interest accrued for convertible debenture and notes payable	2,420,985	(515,777)	1,905,208
Amortization of stock options	1,257,917	-	1,257,917
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,365,055)	-	(1,365,055)
Prepaid expenses and other current assets	135,289	-	135,289
Other assets	(66,664)	-	(66,664)
Accounts payable and accrued expenses	(839,155)	-	(839,155)
Payments to former majority members	(200,000)	-	(200,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,424,077	119,150	2,543,227

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	(986,457)	-	(986,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(311,244)	-	(311,244)
Advances from affiliates	(6,772)	-	(6,772)
Net (repayment) proceeds from bank line of credit	(2,120,011)	-	(2,120,011)
Proceeds from notes payable	2,000,000	-	2,000,000
Deferred financing costs	(36,462)	(119,150)	(155,612)
Repayment of notes and loans	(480,206)	-	(480,206)
Distributions to LLC members	(701)	-	(701)
NET CASH (USED IN) FINANCING ACTIVITIES	(955,396)	(119,150)	(1,074,546)

NET INCREASE IN CASH AND CASH EQUIVALENTS	482,224	-	482,224

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	55,139	-	55,139

CASH AND CASH EQUIVALENTS – END OF PERIOD	$537,363	$-	$537,363

d.           Revenue Recognition.  Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals.  Generally, the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.  Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers.  As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals.  As of December 31, 2008 approximately $12.7 million of Accounts Receivable were unbilled.

e.           Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made by management include the collectability of accounts receivable, the impairment of long-lived and intangible assets, and the fair value of stock and warrants issued.

f.            Fair Value of Financial Instruments.  On July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.   The carrying amounts of current assets and current liabilities approximate fair value due to the short-term maturities of the instruments.  The carrying amounts of capital lease obligations approximate their fair values and the current interest rates on such instruments approximate current market interest rates on similar instruments.  See Note 6 on the carrying value of debt issued.

g.           Earnings Per Share.  Basic net earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

h.           Stock Based Compensation.  The Company applies FASB Statement No. 123 R, "Share Based Payment" in accounting for its stock-based compensation plans.  Statement 123R requires all share based payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates.

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

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2008	1,857,667	$3.37	5.64	$-
Granted	1,752,500	1.05
Exercised	-	-		-
Forfeited/expired	-	-		-
Outstanding at December 31, 2008	3,610,167	$1.18	6.15	$-
Exercisable at December 31, 2008	2,145,167	$1.11	5.52	$-

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

For the quarter ended December 31, 2008 the average debt outstanding under the working capital line of credit was $3.7 million at an average interest rate of 4.0%.  The balance outstanding under the line of credit was $2,079.989 at December 31, 2008. The outstanding term loan balance of $2,000,000 at December 31, 2008 is included in Notes Payable. (See Note 6)

Note 6 – Notes Payable (Including 15% Senior Secured Subordinated Promissory Note)

Notes Payable as of December 31, 2008 consists of the following:

	(As Previously Reported)	adjustment	As restated
Notes Payable	$20,954,501	$(5,771,060)	$15,183,441
Less: Current portion	1,348,780		1,348,780
	$19,605,721	$(5,771,660)	$13,834,661

Maturities of the long-term portion of notes payable as of December 31, 2008 are as follows:

For the six month period ending December 31,

	Reported	Restated**
2009	$1,348,780	$1,348,780
2010	795,019	4,393,004
2011	1,856,520	2,500,000
2012	2,007,821	2,500,000
2013	14,946,361	12,500,000
	$20,954,501	$23,241,784

** The difference between the maturity table amortization and the restated notes payable at December 31, 2008 is attributable to note discount accreting to note principal over maturity of 15% senior secured note payable.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of Form 10-KSB for the year ended June 30, 2008, as amended and filed with the Commission on October 9, 2009.

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

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $1.2 million or 15.3% of total revenues for the three months ended December 31, 2008, compared to $2.1 million or 33.0% of revenues for the 2007 three months.  The decrease is due to the elimination of interest costs on subordinated debt existent in the prior period and subsequently paid off on March 31, 2008; reduced deferred financing costs; and reduced interest costs on borrowed funds.

Interest Income:  Interest income for three months ended December 31, 2008 was $6 thousand, compared to 0 for the 2007 three months.

Minority interest:  Minority interest was $16 thousand and $29 thousand for the three months ended December 31, 2008 and 2007, respectively.

INCOME TAXES:

The Company incurred $32 thousand of state and municipal taxes for the three months ended December 31, 2008 versus the income taxes benefits of $5 thousand for the three months ended December 31, 2007.

NET INCOME (LOSS):

For the three months ended December 31, 2008, the Company’s loss was $629 thousand or ($.03) cents per share, compared to a net loss of $1.3 million or ($0.06) cents per share for the 2007 three months.

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

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $2.3 million or 15.4% of total revenues for the six months ended December 31, 2008, compared to $3.9 million or 31.2% of revenues for the 2007 six months.  The decrease is due to lower interest rates on the term loan and lower amortization of deferred financing costs.  Approximately $2.1 million of the Company’s interest costs for the six months ended December were for noncash items including the interest, warrants and discount on the Bison Note, and the amortization of the deferred financing on the Bison Note.  The non cash interest costs for the six months ended December 31, 2007 were $3.4 million.

Minority interest:  Minority interest was $46 thousand and $93 thousand for the six months ended December 31, 2008 and 2007, respectively.

INCOME TAXES:

The Company incurred $58 thousand of state and municipal taxes for the six months ended December 31, 2008 versus the income taxes expense of $12 thousand for the six months ended December 31, 2007.

NET INCOME (LOSS):

For the six months ended December 31, 2008, the Company’s net loss was $1.4 million or ($.08) cents per share, compared to a net loss of $2.4 million or ($0.10) cents per share for the 2007 six months.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $2.4 million for the six months ended December 31, 2008, compared to net cash provided by operating activities of $1.8 million for the same period in 2007.  This increase of $600 thousand was primarily the result of a $1.0 million reduction in our net loss, a $500 thousand increase in depreciation and amortization expense, a $230 thousand increase in provision for bad debts, $166 thousand in stock based compensation expense, partially offset by a combined decrease in accrued interest expense and interest expense related to non-cash amortization items.

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

We believe that the bank line of credit and the proceeds from the Bison financing will provide sufficient liquidity for the Company to be able to finance its operations for the next 12 months, subsequent to the filing of this Form 10-Q/A on October 9, 2009,

Item 3. Controls and Procedures:

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

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief	October 9, 2009
Andrew G. Barnett	Financial Officer; Chief Accounting Officer