Form 10-Q/A
period 2009-03-31
Center for Wound Healing, Inc.
filed 2009-10-13
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

YES ☐ NO☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009, there were 23,373,281 shares of common stock issued and outstanding.

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the nine months ended March 31, 2009 with the Securities and Exchange Commission (the “SEC”) on May 13, 2009. We are filing this Amendment No. 1 on the Form 10-Q/A on October 9, 2009 to amend and restate our unaudited condensed consolidated financial statements for the nine months ended March 31, 2009 and the related footnote disclosures to reflect the correction of an error, all as more fully described in the following paragraph.

During the preparation of its consolidated financial statements for the fiscal year ended June 30, 2009, the Company discovered that the initial recording of a financing transaction entered into on March 31, 2008 had incorrectly accounted for certain elements of the transaction related to the pricing of warrants to purchase shares of the Company’s common stock, the amortization of costs associated with such financing, and the issuance of appropriate number of warrants to a former debt holder and to Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. (collectively, the “Bison Capital Entities”), with which the Company consummated a financing transaction on March 31, 2008 (the “Bison Note”). As it effects the March 31, 2009 filing, it was determined that shareholders’ equity was understated, long-term liabilities and other assets were overstated, and interest expense was overstated, resulting in an overstated net loss for the nine months ended March 31, 2009. In conjunction with the Company’s review and correction of the accounting for the warrants, the Company has issued the requisite additional warrants associated with the January 2008 private financing, and the requisite additional warrants associated with the Bison Capital Entities warrant agreement provisions.

This amendment No. 1 to our Quarterly Report on Form 10-Q/A for the nine months ended March 31, 2009 amends only the following items:

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

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q/A
March 31, 2009

ITEM 1.                       UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT

	March 31,	June 30,
	2009	2008
	(Unaudited)	(as Restated)
	(as Restated)
ASSETS

CURRENT ASSETS
Cash in bank	$249,846	$55,139
Accounts receivable, net of allowance for doubtful accounts of $2,423,203 and $2,941,917 respectively	16,393,988	14,563,325
Notes Receivable	449,584	460,872
Income tax refunds receivable		2,090
Prepaid expenses and other current assets	198,317	398,631

Total current assets	17,291,735	15,480,057

Notes Receivable	-	134,295
Property and equipment, net	8,240,780	8,886,005
Intangible assets	3,018,017	4,402,495
Goodwill	751,957	751,957
Other assets	1,679,853	1,507,192

TOTAL ASSETS	$30,982,342	$31,162,001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,456,987	$4,105,548
Current maturities of capital leases	182,720	526,107
Short-term borrowings	2,054,989	4,200,000
Notes payable	1,956,124	939,856
Payable to former Majority Members	268,033	618,033
Total current liabilities	7,918,853	10,389,544

15% senior secured note payable, net of current maturities	13,576,022	9,968,740
Notes payable, net of current maturities	426,970	782,133
Capital lease obligations, net of current maturities	25,513	131,774
Minority interest in consolidated subsidiaries	527,296	580,558

TOTAL LIABILITIES	22,474,654	21,852,749

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,373,281 issued and outstanding	23,373	23,373
Additional paid-in capital	31,190,294	29,764,982
Accumulated deficit	(22,705,979)	(20,479,103)

TOTAL STOCKHOLDERS' EQUITY	8,507,688	9,309,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,982,342	$31,162,001

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
	(as Restated)		(as Restated)
REVENUES
Treatment fees	$6,884,971	$6,498,789	$21,489,871	$18,911,023

OPERATING EXPENSES
Cost of services	3,642,684	3,330,333	11,045,076	9,657,058
Sales and marketing	41,116	7,794	133,934	44,888
General and administration	2,254,613	2,244,197	7,538,282	6,408,455
Depreciation and amortization	251,388	117,781	732,975	297,632
Bad debts	240,000	1,902	684,006	216,458

TOTAL OPERATING EXPENSES	6,429,801	5,702,007	20,134,273	16,624,491

OPERATING INCOME	455,170	796,782	1,355,598	2,286,532

OTHER EXPENSES
Interest expense	1,264,923	1,563,156	3,517,568	5,433,643
Interest Income	(5,555)	-	(18,888)	-
Minority interest in net (income) loss of consolidated subsidiaries	54,278	275,138	7,890	181,770
Loss on disposal of property and equipment	-	-	-	68,880
Other Expenses	-	20,866	-	20,866

TOTAL OTHER EXPENSES	1,313,646	1,859,160	3,506,569	5,705,159

LOSS BEFORE PROVISION FOR INCOME TAXES	(858,476)	(1,062,378)	(2,150,972)	(3,418,627)

PROVISION FOR INCOME TAXES - CURRENT	17,897	7,140	75,904	18,845

NET LOSS	$(876,373)	$(1,069,518)	$(2,226,876)	$(3,437,472)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.04)	$(0.05)	$(0.13)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	23,373,281	22,985,781	23,373,281	22,932,108

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2009

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
			(as Restated)	(as Restated)	(as Restated)

Balance at June 30, 2008	23,373,281	$23,373	$29,764,982	$(20,479,103)	$9,309,252

Share-Based Compensation (Unaudited)	-	-	1,425,312	-	1,425,312.5
Net loss (Unaudited) (Restated)	-	-	-	(2,226,876)	(2,226,876)
Balance at March 31, 2009(Unaudited) (Restated)	23,373,281	$23,373	$31,190,294	$(22,705,979)	$8,507,688

See notes to unaudited consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended March 31,
(UNAUDITED)

	2009	2008
	(as Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,226,876)	$(3,437,472)
Adjustments to reconcile net loss to net cash provided by operating activities Depreciation and amortization	3,545,388	2,888,672
Interest charged for beneficial conversion features of 8% senior convertible debentures	-	912,524
Interest charged for amortization of deferred financing costs	172,596	1,951,771
Bad debts	684,006	216,458
Minority interest in net (income) of consolidated subsidiaries	7,890	181,770
Loss on disposal of property and equipment	-	68,880
Interest accrued for convertible debenture and notes payable	3,101,348	664,659
Amortization of stock options	1,425,312	1,351,118
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,369,087)	(2,445,796)
Prepaid expenses and other current assets	212,826	(40,253)
Other assets	(311,289)	-
Accounts payable and accrued expenses	(706,006)	(1,814,474)
Income taxes	3,690	863,739
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,539,798	1,361,596

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,515,686)	(2,766,096)
Proceeds from sale of property and equipment	-	45,000
(Increase) in security deposits	(11,616)	(459)
NET CASH USED IN INVESTING ACTIVITIES	(1,527,302)	(2,721,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(449,648)	(1,106,717)
Advances from (repayments to) affiliates	(3,056)	134,459
Net (repayment) proceeds from bank line of credit	(2,145,011)	1,000,000
Proceeds from issuance of 15% senior subordinated note payable	-	17,500,000
Proceeds from notes payable	2,000,000	1,600,000
Payment of 8% senior convertible debenture	-	(7,398,125)
Payments to former majority members	(350,000)	(30,241)
Deferred financing costs	(36,462)	(2,916,461)
Repayment of notes and loans	(832,911)	(3,401,601)
Distributions to LLC members	(701)	(276,004)
NET CASH USED IN (PROVIDED BY) FINANCING ACTIVITIES	(1,817,789)	5,105,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	194,707	3,745,351

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	55,139	216,458

CASH AND CASH EQUIVALENTS – END OF PERIOD	$249,846	$3,961,809

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the nine month period:
Interest	$268,437	$1,904,690
Income taxes	$75,904	$21,185

Non -cash financing and investing activities:
Equipment acquired through capital lease obligation		$217,148
Warrants and common stock issued in payment of accrued interest		$839,659
Issuance of common stock in connection with MedAir settlement		$825,000
Issuance of common stock in connection with Warantz settlement		$75,000
Debt issued in connection with Intangible asset acquired		$2,617,744
Warrants issued in connection with Bison Financing		$8,391,893

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

Note 2 - Summary of Significant Accounting Policies

a.           Basis of Presentation: The accompanying interim financial statements of the Company for the three and nine months ended March 31, 2009, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Form 10-KSB/A as of June 30, 2008, filed with the Securities and Exchange Commission (“Commission”) on October 9, 2009. Interim results are not necessarily indicative of the results for a full year.

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

c.            Restatement of Condensed Consolidated Financial Statements.   The condensed consolidated financial statements have been restated for the nine months ended March 31, 2009  to reflect the correction of errors in the accounting for the warrant issuance and warrant valuation, and the debt issuance costs associated with the Company’s 15% Senior Secured Subordinated Promissory Note (the “Bison Note”).  The number of warrants to be issued were initially reported incorrectly and the respective accounting impacts of such reporting error were initially reflected in the Company’s accounts in the original March 31, 2009 Form 10Q. The number of warrants issuable, the warrant’s fair-value and related treatment of debt discount costs have been revised by the Company to reflect their proper accounting treatment, accordingly on October 9, 2009, the Company has filed amended Forms 10-QSB/A, 10-KSB/A, and 10-Q/A for the nine month, annual, three and six month periods ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008   respectively, which supplement this amended filing.

The effect of the restatement on the Company’s condensed consolidated financial statements as of March 31, 2009, and for the nine months ended March 31, 2009 are shown below:

	As of March 31, 2009
	(As Previously
	Reported)	Adjustments	Restatement
ASSETS

CURRENT ASSETS
Total current assets	$17,291,735	$-	$17,291,735
Property and equipment, net	8,240,780	-	8,240,780
Intangible assets	3,018,017	-	3,018,017
Goodwill	751,957	-	751,957
Other assets	2,722,780	(1,042,928)	1,679,852
TOTAL ASSETS	$32,025,269	$(1,042,928)	$30,982,341

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
15% senior secured subordinated promissory note	$2,462,109	$(505,985)	$1,956,124
Other current liabilities	5,962,729	-	5,962,729
Total current liabilities	8,424,838	(505,985)	7,918,853
15% senior secured subordinated promissory note	17,713,336	(4,137,314)	13,576,022
Notes payable, net current maturities	1,608,215	(1,181,245)	426,970
Capital lease obligations, net of current maturities	25,512	-	25,512
Minority interest in consolisated subsidiaries	490,839	36,457	527,296
TOTAL LIABILITIES	$28,262,740	$(5,788,087)	$22,474,653

STOCKHOLDERS’ EQUITY
Common Stock	23,373	-	23,373
Additional paid-in capital	27,645,600	3,544,694	31,190,294
Accumulated deficit	(23,906,444)	1,200,465	(22,705,979)
TOTAL STOCKHOLDERS’S EQUITY	3,762,529	4,745,159	8,507,688
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,025,269	$(1,042,928)	$30,982,341)

	For the Three Months Ended As of March 31, 2009
	(As Previously Reported)	Adjustments	Restatement
REVENUES	$6,884,971	$-	$6,884,971
OPERATING EXPENSES:
General and administrative expenses	2,254,664	(51)	2,254,613
Other operating expenses	4,175,188		4,175,188
TOTAL OPERATING EXPENSES	6,429,852	(51)	6,429,801
OPERATING INCOME	455,119	51	455,170
OTHER EXPENSE (INCOME)
Interest expense	1,404,067	(139,144)	1,264,923
Interest income	(5,555)	-	(5,555)
Minority interest in net loss (income) of consolidated	62,270	(7,992)	54,278
TOTAL OTHER EXPENSE (INCOME)	1,460,782	(147,136)	1,313,646
OPERATING INCOME (LOSS)	(1,005,663)	147,187	(858,476)
PROVISION (BENEFIT) FOR INCOME TAXES	17,897	-	17,897
NET (LOSS)	$(1,023,560)	$147,187	$(876,373)
NET (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.04)	$-	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	23,373,281		23,373,281

	For the Nine Months Ended
	As of March 31, 2009
	(As Previously
	Reported)	Adjustments	Restatement

REVENUES	$21,489,871	$-	$21,489,871
OPERATING EXPENSES:
General and administrative expenses	7,538,282	-	7,538,282
Other operating expenses	12,595,991		12,595,991
TOTAL OPERATING EXPENSES	20,134,273	-	20,134,273
OPERATING INCOME	1,355,598	-	1,355,598
OTHER EXPENSE (INCOME)
Interest expense	4,291,637	(774,069)	3,517,568
Interest income	(18,888)	-	(18,888)
Minority interest in net loss (income) of consolidated	(6,214)	14,104	7,890
TOTAL OTHER EXPENSE (INCOME)	4,266,535	(759,965)	3,506,570
OPERATING INCOME (LOSS)	(2,910,937)	759,965	(2,150,972)
PROVISION (BENEFIT) FOR INCOME TAXES	75,904	-	75,904
NET (LOSS)	$(2,986,841)	$759,965	$(2,226,876)
NET (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.13)	$-	$(0.10)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,373,281		23,373,281

	Nine Months Ended March 31, 2009
	(As Previously	(adjustment)	(as Restated)
	reported)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,986,841)	$759,965	$(2,226,876)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,545,388	-	3,545,388
Bad debts	684,006	-	684,006
Interest charged for amortization of deferred financing costs	445,162	-	445,162
Minority interest in net income of consolidated subsidiaries	(6,214)	14,104	7,890
Interest accrued for convertible debenture and notes payable	3,583,927	(486,263)	3,097,664
Amortization of stock options	1,425,312	-	1,425,312
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,369,087)	-	(2,369,087)
Prepaid expenses and other current assets	212,826	-	212,826
Other assets	(311,289)	-	(311,289)
Accounts payable and accrued expenses	(645,555)	-	(645,555)
Income Taxes	3,690	-	3,690
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,581,325	287,806	3,869,131

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	(1,527,302)	-	(1,527,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(449,647)	-	(449,647)
Advances from affiliates	(3,056)	-	(3,056)
Net (repayment) proceeds from bank line of credit	(2,145,011)	-	(2,145,011)
Proceeds from notes payable	2,000,000	-	2,000,000
Payments to former majority menbers	(350,000)	-	(350,000)
Deferred financing costs	(36,462)	(287,806)	(324,268)
Repayment of notes and loans	(813,988)	-	(813,988)
Distributions to LLC members	(61,152)	-	(61,152)
NET CASH USED IN	(1,859,316)	(287,806)	(2,147,122)
FINANCING ACTIVITIES
NET INCREASE IN CASH AND CASH EQUIVALENTS	194,707	-	194,707

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	55,139	-	55,139

CASH AND CASH EQUIVALENTS – END OF PERIOD	$249,846	$-	$249,846

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

The number of warrants issuable, the warrant’s fair-value and related treatment of debt discount costs have been revised by the Company to reflect their proper accounting treatment, accordingly on October 9, 2009, the Company has filed amended Forms 10-QSB/A, 10-KSB/A, and 10-Q/A for the nine month, annual, three and six month periods ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, respectively, which supplement this amended filing.

There were 1,752,500 stock options granted during the nine months ended March 31, 2009.  The following table represents our stock options and warrants granted, exercised, and forfeited during the first nine months of fiscal 2009.

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2008	1,857,667	$3.37	5.64	$-
Granted	1,752,500	1.05
Exercised	-	-		-
Cancelled	57,667	-		-
Outstanding at December 31, 2008	3,552,500	$1.15	5.94	$-
Exercisable at December 31, 2008	2,187,500	$1.21	5.44	$-

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

Note 6 – Notes Payable (Including 15% Senior Secured Subordinated Promissory Note)

Notes Payable as of March 31, 2009 consists of the following:

	(As Previously Reported)	adjusted	As restated
Notes Payable	$21,783,659	$(5,824,544)	$15,959,116
Less: Current portion	2,462,109	(505,985)	1,956,124
	$19,321,550	$(5,318,559)	$14,002,992

Maturities of the long-term portion of notes payable as of March 31, 2009 are as follows:

	Reported	Restated**
2010	$2,462,109	$4,456,124
2011	2,004,281	2,500,000
2012	1,888,301	2,500,000
2013	1,950,741	12,500,000
2014	13,478,227	-
	$21,783,659	$21,956,124

** The difference between the maturity table amortization and the restated notes payable at March 31, 2009 is attributable to note discount accreting to note principal over maturity of 15% senior secured note payable.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 7 of Part II of Form 10-KSB/A for the year ended June 30, 2008, as amended and filed with the Commission on October 9, 2009.

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

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $1.3 million or 18.4% of total revenues for the three months ended March 31, 2009, compared to $1.6 million or 24.1% of revenues for the 2008 three months.  The decrease is due to the elimination of interest costs on subordinated debt existent in the prior period and paid off on March 31, 2008; the interest, warrants and discount on the Bison Note and the amortization of the deferred financing on the Bison Note; and reduced interest costs on borrowed funds due to lower outstanding balances and lower interest rates.  Of this total amount, noncash interest related to the beneficial conversion feature of warrants associated with subordinated debt and the deferred financing costs associated with the Bison Financing were $328 thousand and $708 thousand for three months March 31, 2009 and 2008, respectively.

Interest Income:  Interest income for three months ended March 31, 2009 was $5.5 thousand, compared to 0 for the 2008 three months.

Minority interest:  Minority interest was $54 thousand and $275 thousand for the three months ended March 31, 2009 and 2008, respectively.

INCOME TAXES:

The Company incurred $18 thousand of state and municipal taxes for the three months ended March 31, 2009 versus the income taxes of $7 thousand for the three months ended March 31, 2008.

NET INCOME (LOSS):

For the three months ended March 31, 2009, the Company’s loss was $0.88 million or ($.04) cents per share, compared to a net loss of $1.1 million or ($0.05) cents per share for the 2008 three months.

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

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $3.5 million or 16.4% of total revenues for the nine months ended March 31, 2009 compared to $5.4 million or 28.7% of revenues for the 2008 nine months.  The decrease is due to lower interest rates on the term loan and lower amortization of deferred financing costs.  Approximately $3.8 million of the Company’s interest costs for the nine months ended March 31, 2009 were for noncash items including the interest, warrants and discount on the Bison Note, and the amortization of the deferred financing on the Bison Note.  The noncash interest costs for the nine months ended March 31, 2008 were $3.4 million.

Interest Income: Interest Income was $19 thousand for the nine months ended March 31, 2009.  There was no interest income for the nine months ended March 31, 2008.

Minority interest:  Minority interest was $8 thousand and $182 thousand for the nine months ended March 31, 2009 and 2008, respectively.

INCOME TAXES:

The Company incurred $76 thousand of state and municipal taxes for the nine months ended March 31, 2009 versus the income taxes expense of $19 thousand for the nine months ended March 31, 2008.

NET INCOME (LOSS):

For the nine months ended March 31, 2009, the Company’s net loss was $2.2 million or ($.13) cents per share, compared to a net loss of $3.4 million or ($0.15) cents per share for the 2008 nine months.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $3.5 million for the nine months ended March 31, 2009, compared to net cash provided by operating activities of $1.4 million for the same period in 2008.  This increase of $2.1 million was primarily the result of a $1.2 million reduction in our net loss, a $657 thousand increase in depreciation and amortization expense, and reduced accounts payable and accrued expense balances, partially offset by income tax payments and a reduction in non-cash interest amortization.

Investing Activities:  Net cash used in investing activities was $1.5 million for the nine months ended March 31, 2009, compared to $2.7 million of net cash used in investing activities for the same period in 2008.

Financing Activities:  Net cash used in financing activities was $1.8 million for the nine months ended March 31, 2009, compared to net cash provided by financing activities of $5.3 million in the same period in 2008.  The Company retired approximately $1.3 million of senior bank debt and lease obligations during the nine months ended March 31, 2009.

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

We believe that the bank line of credit and the proceeds from the Bison financing will provide sufficient liquidity for the Company to be able to finance its operations for the next 12 months, subsequent to the filing of this Form 10-Q/A on October 9, 2009

Item 3. Controls and Procedures:

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