Form 10-K
period 2009-06-30
Center for Wound Healing, Inc.
filed 2009-10-13
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 000-51317

THE CENTER FOR WOUND HEALING, INC.
(Name of registrant as specified in its charter)

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

YES☐ NO☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:  As of June 30, 2009, there were 24,123,638 shares of common stock issued and outstanding.

10-K

10-K10-K
THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-K

For the Fiscal Year Ended June 30, 2009

TABLE OF CONTENTS

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding The Center for Wound Healing, Inc. (the “Company” or “CFWH”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information, and that involve substantial risks and uncertainties.  The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  Factors that could cause or contribute to such difference include, but are not limited to, limited history of operations; need for additional financing; competition; dependence on management; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

As used in this annual report, "we", "us", "our", "CFWH", "Company" or "our company" refers to The Center for Wound Healing, Inc. and all of its subsidiaries and affiliated companies.

Business Development:

 The Center for Wound Healing, Inc. (“CFWH” or the “Company”) (formerly known as American Hyperbaric, Inc.) was organized in the State of Florida on May 25, 2005.  CFWH develops and manages wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING TM” throughout the United States.  These centers render the specialized service of wound care and hyperbaric medicine.  The centers are developed in partnerships with acute care hospitals.  CFWH can be contracted to start up and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

As of June 30, 2009, CFWH operates thirty-five (35) wound care centers with various institutions.  Such centers operate as either a wholly-owned limited liability company of CFWH or CFWH owns the majority interest in the limited liability company.  The Company also manages Hypobaric Medical Association, P.C., a New York professional staffing company, owned by an employee of CFWH, which provides professional healthcare staffing services, including services of physicians, to the Company. CFWH is headquartered in Tarrytown, New York.

Business of Issuer:

Wound care treatments include a myriad of products and therapies, with the services ranging from the prosaic, i.e., applying bandages to open wounds, to complex treatments including debridements and the application of artificial skin.  Hyperbaric Oxygen Treatment (“HBOT”) is a medical treatment administered by delivering one-hundred percent (100%) oxygen at pressures greater than atmospheric (sea level) pressure to a patient inside an enclosed chamber.  This means that the pressure is typically 2½ times greater than normal atmospheric pressure, causing blood to carry larger amounts of oxygen, which is delivered to organs and tissues in the body.  The increased pressure combined with the increased oxygen dissolves oxygen in the blood and throughout all body tissues and fluids at up to 20 times normal concentration.  By doing so, wounds, particularly infected wounds, heal more quickly.

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

HBOT does not compete with or replace other treatment modalities.  However, it is now increasingly being used on an adjunctive basis in the management of a variety of disorders refractory to standard medical and surgical care, and has been shown to be particularly effective in treating problem wounds, chronic bone infections, and radiation injury.  In general, physicians are using HBOT for their patients to help them heal faster from surgeries and injuries.

We contract with hospitals to manage their wound care facilities.  Generally, for each individual wound care center, appropriate space is allocated to us by the institution.  We are responsible for the management of the center including patient scheduling and all non-medical staff, and we assist the hospital in its billing of patient services, which are billed directly by the hospital to insurance companies..  We also are responsible for designing and installing the necessary leasehold improvements of the hospital-provided space and supplying the appropriate furniture, fixtures and equipment, including the hyperbaric chambers, used in the wound center.  We either acquire the chambers under three year capital leases with $1 buyout arrangements or under operating leases.  This has allowed us to leverage our resources and maximize the number of centers that we can support.  As our operation grows, we have the ability to transfer chambers between individual wound care centers in order to balance demand and maximize the use of our resources.

CFWH is a provider of contract services for wound care and hyperbaric medicine in the United States.  Through medical leadership based upon a multi-disciplinary team of physicians and defined clinical standards, CFWH is committed to achieving patient results while simultaneously providing both physicians and hospitals with professional and economic opportunities.  For the period ending June 30, 2009, CFWH has entered into separate multi-year operating agreements to manage the wound care programs in 35 hospitals.  Although there can be no assurance that we will be successful in each instance, our plan at each center requires a  multi-year contract with the hospital providing for a fixed or variable fee schedule based on the services provided whether for hyperbaric treatment, wound care procedures, or both.  The expected fees are adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset), our start-up costs, including recruiting and training of personnel, and the amortization of chamber lease financing.

Management’s goal is to broaden the Company’s geographic reach and to establish relationships with community and acute care hospitals across the United States.  CFWH’s individualized therapies, established protocols and proactive care and case management has proven successful in treating chronic wounds that have previously resisted healing with outcomes exceeding national averages.  In all of its centers, CFWH utilizes a best practice model enhanced by nationally accepted wound care algorithms to significantly improve the medical results for patients with chronic non-healing wounds.

In addition to wound healing management, CFWH also provides HBOT as an adjunct treatment modality to enhance the body’s natural healing abilities and to strengthen the body’s immune system.  This is resulting in more rapid and comprehensive healing powers for patients.  HBOT is a simple, non-invasive, painless treatment that has been proven to benefit patients presenting with Center for Medicare and Medicaid Services approved indications, including:

•	Acute arterial insufficiency
•	Osteomyelitis
•	Radiation injury/necrosis
•	Necrotizing infection
•	Compromised skin grafts and flaps
•	Diabetic wounds of the lower extremities
•	Gas gangrene

To measure the effectiveness of our wound management program, CFWH has developed a functional assessment scoring system to measure the healing of a wound.  In addition, CFWH has developed a proprietary tracking software and database of over 1,000 patient outcomes that have been collected over the past four years.  In reviewing the data collected, CFWH has registered healing rates in excess of 80 percent for those patients who complete their HBOT therapy protocols.  This group of patients falls within the high risk category that would otherwise require amputation.  Instead, less than eight percent of this patient population will undergo amputation.  This is well below national benchmarks consistently reporting amputation rates over 20 percent in the high risk group.

Competition:

Our principal competition in the chronic wound care market consists of specialty clinics that have been established by some hospitals or physicians.  Additionally, there are a number of private companies that provide wound care and HBOT services.  In the market for disease management products and services, we face competition from other disease management entities, general health care facilities and service providers, biopharmaceutical companies, pharmaceutical companies and other competitors.  Many of these companies have substantially greater capital resources and marketing staffs, and greater experience in commercializing products and services than we have.  In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with our chronic wound program.  There can be no assurance that we will be able to enter into co-marketing arrangements with respect to these products or that we will be able to compete effectively against such companies in the future.

As the FDA issues formal approvals for new applications of HBOT as treatment for specific illness, both physician and patient awareness will continue to increase as to the benefits of using HBOT.

Marketing:

CFWH conducts education and market awareness programs, and advertising to promote the utilization of its centers among medical professional, care givers, and patients.  A multifaceted marketing approach is used to create awareness of our capabilities and to secure appropriate referrals.  This approach is implemented over several months and features:

•	Educational lectures and dinners with homecare agencies, nursing homes and physicians (both individual and group practices)

•	Grand opening ceremonies

•	Outcome data presented at vascular, podiatric and wound care conferences

•	Sponsored healthcare events for the community served by a hospital

•	Distribution of collateral materials to medical referral sources and consumers

•	Media advertising

•	Sponsorship of local and national wound care and podiatry society meetings and lectures

•	Efforts to secure patients from other local hospitals’ medical staffs

•	Efforts to engage community medical providers to treat patients in the wound care center

Government Regulation:

Our operations and the marketing of our services are subject to extensive regulation by numerous federal and state governmental authorities in the United States.  We believe that we are currently in substantial compliance with applicable laws, regulations and rules.  However, we cannot assure that a governmental agency or a third party will not contend that certain aspects of our business are either subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor.  The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal and civil penalties.  Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on our business.

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

False Claims Act:

The Federal False Claims Act and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements for reimbursement and payment to the United States government or state government.  Such requirements would apply to the hospitals to which we provide wound care management services.  Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government.  As such "whistleblower" lawsuits filed as “qui tam” actions are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, health care providers affected are often unaware of the suit until the government has made its determination and the seal is lifted.  The Federal False Claims Act provides for penalties equal to three (3) times the actual amount of any overpayments plus $11,000 per claim. Under legislation passed in 2009, those who bill third parties are now obligated to discover and disclose any overpayments received or be subject to False Claims Act penalties as well.

Fraud and Abuse Laws:

Since a significant portion of reimbursement for healthcare products and services are currently paid through reimbursements under Medicare, Medicaid or similar programs, the federal government and many states have adopted statutes and regulations that address fraudulent and/or abusive behavior in connection with such programs.

As part of this regulatory scheme, the federal government believes that an “inducement” to refer a Medicare or Medicaid patient is likely to result in fraud or abuse on the Medicare or Medicaid programs. Therefore, the federal government adopted a number of laws and regulations to recoup funds and assess penalties which it believes were paid inappropriately.  In cases of criminal fraud, the individuals responsible for the fraudulent activity can be subject to imprisonment.

One of the principal federal statutes regulating fraud and abuse is the Anti-Kickback Statute. The Anti-Kickback statute prohibits the solicitation, payment, receipt or offering of any direct or indirect remuneration in exchange for the referral of Medicare and Medicaid patients or for the purchasing, arranging for or recommending the purchasing, leasing or ordering of Medicare or Medicaid covered services, items or equipment.  To be convicted of a violation of the Anti-Kickback Statute, the party must have had specific intent to induce the referral of Medicare or Medicaid patients or the purchase, lease or ordering of a good, item or service reimbursable by Medicare or Medicaid.  Some of the federal courts have broadly construed the Anti-Kickback Statute and held that the “intent” required to support a criminal conviction will exist if only one purpose of the referral is to induce a prohibited referral.

To clarify some of the issues created by the Anti-Kickback Statute, the Center for Medicare and Medicaid Services issued “safe harbor” regulations identifying actions which will not be deemed to violate the Anti-Kickback Statute.  Some of these “safe harbors” are in the area of joint ventures, personal services, and other arrangements.  Conducting an activity that falls within a “safe harbor” regulation provides comfort that such activity will not be prosecuted.  Compliance with each element of a particular “safe harbor” is required in order to assured of the protection provided by such “safe harbor.”  Even though a transaction that does not fall within a “safe harbor” may be perfectly appropriate, the arrangement will be evaluated based on its facts and circumstances to determine if the parties intended to induce the referral of Medicare or Medicaid patients or the purchase, lease or ordering of a good, item or service reimbursable under Medicare or Medicaid.

The federal government also has adopted an Advisory Opinion procedure where a proposed transaction can be submitted to the Office of Inspector General for an opinion as to whether it violates the Anti-Kickback Statute.  If a proposed arrangement receives a satisfactory Advisory Opinion, then the parties can take some comfort in that what they are doing does not violate the Anti-Kickback Statute.

Also, in many companies, Compliance Plans are adopted.  These plans take a number of forms.  Should a company ever violate the Anti-Kickback Statute having a Compliance Plan (the “Plan”) which the Company follows will mitigate the sentence that might otherwise be imposed on the affected individuals.  Although there is not necessarily any one right way to draft or implement a Compliance Plan, there are some elements which the authorities will be looking for in the Plan, including a “hot” line for the reporting of suspected fraudulent or abusive activity, dissemination of the Plan, actions taken or not taken as the result of a report of wrongful activity including whether those who reported the activity were terminated.

An allegation of violation and/or a conviction for violation of the Anti-Kickback Statute and parallel state laws could have a significant impact on our ability to conduct our business.  As noted earlier, significant fines, penalties, exclusion from Medicare and Medicaid programs and imprisonment of individuals can result.  Because the burden to prove specific intent under the Anti-Kickback Statute can sometimes be difficult, the government has been pursuing enforcement under statutes that do not require specific intent such as the False Claims Act. In fact, in recent legislation the Congress has required that those submitting claims for third party reimbursement are required to discover and repay any overpayments, or they are subject to additional penalties.

The Stark Law:

Federal and some state laws prohibit physician referrals to an entity in which the physician or his or her immediate family members have a financial interest for provision of certain designated health services that are reimbursed by Medicare or Medicaid.  Outpatient prescription drugs are one of the designated services.  We believe we have structured our operations to comply with these provisions but no assurances can be given that a federal or state agency charged with enforcement of the Stark Law, its regulations, or similar state laws might not assert a contrary position.  In addition, periodically, there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors and to additional health services.  Certain states have adopted similar restrictions or are considering expanding the scope of existing restrictions.  We cannot assure you that the federal government, or other states in which we operate, will not enact similar or more restrictive legislation or restrictions or interpret existing laws and regulations in a manner that could harm our business.

Professional Fee Splitting:

The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit entities not solely owned by physicians, including us, from practicing medicine and from employing physicians to practice medicine.  The laws in most states regarding the corporate practice of medicine have been subjected to judicial and regulatory interpretation and while we have attempted to structure our relationships with physicians and our operations in a manner that complies with these requirements, there is no assurance that various state regulators will agree that we are in compliance.

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

HIPAA:

The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the United States Congress in 1996. Title I of HIPAA protects health insurance coverage for workers and their families when they change or lose their jobs and amends the Employment Retirement Income Security Act, the Public Health Service Act, and the Internal Revenue Code.

Title II of HIPAA defines numerous offenses relating to health care and sets civil and criminal penalties for them.  It also creates several programs to control fraud and abuse within the health care system.  However, the most significant provisions of Title II are its Administrative Simplification rules which require the establishment of national standards for electronic health care transactions and national identifiers for providers, health insurance plans, and employers.  The Administration Simplification provisions also address the security and privacy of health data.  The standards are meant to improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data exchange in the United States.  These rules apply to "covered entities" as defined by HIPAA and the Department of Health and Human Services (HHS).  Covered entities include health care providers, health plans and health care clearinghouses, such as billing services and community health information systems that generate, transmit and store health care data.

The new Health Information Technology for Economic and Clinical Health Act (HITECH Act), which is Title XIII of the American Recovery and Reinvestment Act of 2009 (ARRA), amended HIPAA and included provisions for its heightened enforcement and stiffer penalties for privacy and security violations.  The new privacy and security provisions expand the reach of HIPAA’s privacy and security standards to include “business associates” of covered entities, mandate certain actions in the event of a breach of unsecured personal health information that could harm the reputation or finances of individuals, and establish certification standards for securing data at different data states through the Certification Commission for Healthcare Information Technology (CCHIT), among other provisions.  Covered entities must incorporate these additional requirements in their agreements with their business associates.  The stiff new requirements for breach notification of unsecured health information provide a strong incentive for covered entities and their business associates to implement CCHIT certified products and solutions.  The new HITECH penalties privacy and security violations are the same for covered entities and for their business associates.  These include a tiered increase in the amount of civil monetary penalties. Where the person did not know, and by exercising reasonable diligence would not have known, that such person violated a provision: (i) $100 for each violation; (ii) the total amount per calendar year for all such violations of an identical requirement may not exceed $25,000.  Where the violation was due to reasonable cause and not to willful neglect: (i) $1,000 for each violation, (ii) the total amount per calendar year for all such violations of an identical requirement may not exceed $100,000. Where the violation was due to willful neglect and was corrected: (i) $10,000 for each violation, (ii) the total amount per calendar year for all such violations of an identical requirement may not exceed $250,000.  Where the violation was due to willful neglect and was not corrected: (i) $50,000 for each violation, (ii) the total amount per calendar year for all such violations of an identical requirement may not exceed $1,500,000.  The Secretary of HHS will base the amount of the penalty on: (i) the nature and extent of the violation, (ii) the nature and extent of the harm resulting from such violation.  Penalties and enforcement measures applicable to vendors of personal health records (PHRs) and other non-HIPAA covered entities and business associates.  Violations of the breach notification provisions related to PHR identifiable health information will also be treated as unfair and deceptive acts or practices under the Federal Trade Commission Act.  In addition, many states also have laws that protect the privacy and security of confidential, personal information.  These laws may be similar to or even more protective than the federal HIPAA and HITECH provisions.  Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe that their personal information has been misused.

The HITECH Act also allocates billions of dollars for investment in the implementation and exchange of health information technology, such as electronic health records (EHR) and electronic networks and interchanges. The HITECH Act contains financial incentives for certain covered entities to adopt and undertake the meaningful use of qualifying information technology, with incentives changing to penalties for failure to adopt such technologies after a period of time.

We must comply with the various HIPAA standards described above.  The decentralized nature of our operations could represent significant challenges to us in the implementation of required compliance.  If we are found to not be in compliance, we could be subject to fines, penalties and other actions which could have an adverse effect on our business.

Health Care Reform:

There are currently a number of legislative proposals that have been proposed as health care reform in the United States Congress.  At this time, it is not clear which, if any, of these proposals will be enacted.  Therefore, although one or more of these proposals, if enacted, could have an impact on our business, we cannot predict at this time what that impact will be until there is legislation that becomes law.

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

Employees:

The Company counts 214 full-time employees coming from various backgrounds.  In addition to over 100 physicians accredited in hyperbaric medicine, including some of the top physicians practicing in vascular surgery today, the Company boasts a number of ex-hospital executives, registered nurses, financial professionals, and business executives.  To ensure and facilitate the successful planning, implementation and continued operations of our numerous wound care centers, our team also utilizes architects, engineers, contractors, and healthcare counsel.  Currently, CFWH provides management and operations for 35 hospital-based wound care and HBOT programs.

ITEM 2. Properties:

The corporate office is located in Tarrytown, NY and the Company maintains a small satellite office in Iselin, NJ.  The corporate office lease extends through November 30, 2012 at a starting base rate of $6,480 per month.

The minimum payments under non-cancelable operating lease obligations for office space at June 30, 2009 are as follows:

Years Ending June 30,
2010	$108,354
2011	$105,132
2012	$99,248
2013	$28,080

Rent expense under all operating leases in fiscal years ended June 30, 2009 and 2008 was $125,848 and $225,925, respectively.  As of August, 2009, the Company acquired additional office space with an annual obligation of $37,416.  The lease obligation calculation, shown above, does not include the additional space.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the quarter ended June 30, 2009.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:

Our common stock was quoted on the Over-The-Counter Bulletin Board system and the Financial Industry Regulatory Authority (“FINRA”) Electronic Bulletin Board under the symbol "CFWH.OB."

The closing price of our common stock on September 30, 2009, as reported on CFWH.OB was $0.45 per share.

Quarter Ended	High	Low

September 2007	$2.75	$2.50
December 2007	$2.50	$2.50
March 2008	$3.00	$1.40
June 2008	$3.50	$0.76

September 2008	$1.50	$0.75
December 2008	$1.10	$0.36
March 2009	$0.45	$0.05
June 2009	$0.90	$0.10

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Holders:

As of September, 30 2009, there were approximately 220 shareholders of record of our common stock.

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

Equity Compensation Plan Information:

The following table gives information about our common stock that may be issued upon the exercise of options, or rights under our existing equity compensation plan, the 2006 Stock Option Plan (as amended and restated April 20, 2009). The information in this table is as of June 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available
Equity compensation plans approved by security holders (1)	3,402,500	$1.15	4,097,500

Equity compensation plans not approved by security holders	-	-	-
Total	3,402,500	$1.15	4,097,500

(1)
Our 2006 Stock Option Plan permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 7,500,000 shares of our common stock, to employees, outside directors, and consultants.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Actual operations and results may differ materially from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K to be accurate as of the date hereof.  Changes may occur after that date.  We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 8 of Part II of this Form 10-K.

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” primarily in the mid-Atlantic and northeastern parts of the country.  These centers render wound care and the specialized service of hyperbaric medicine, and are developed in partnerships with acute care hospitals.  We enter into separate multi-year operating agreements to startup and manage the wound care program with the hospital environment. Although there can be no assurance that we will be successful in each instance, our plans for each hospital center requires a multi-year committed contract term adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset); our start-up costs, including recruiting and training of personnel; and the amortization of chamber lease financing.  Generally, the hospital provides us with appropriate space for each of our centers.

We are responsible for the development and management of the wound care and hyperbaric centers, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately.  We also are responsible for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate equipment, including the hyperbaric chambers.  We acquire the chambers under both operating and capitalized lease financing transactions with $1 buyout arrangements (treated as capitalized leases in our accompanying audited consolidated financial statements).  As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

Patient service revenue is recognized when the service is rendered in accordance with the terms of the contracts with hospitals.  Certain hospitals are not billed for the service until the hospital is paid by the third party payers.  As a result, accounts receivable include amounts not yet billed to the hospitals, collection of which by CFWH can take several months.

RESULTS OF OPERATIONS:

The Company was formed on May 25, 2005, and began its operations with six centers on July 1, 2005.  Generally, hospital contracts are held within a Company subsidiary, usually an LLC, which is 100% owned by the Company.  The Company then acquired the interests of two additional LLCs effective January 1, 2006, and 12 additional LLCs effective April 1, 2006.  Since then, although the Company has added and closed individual centers, it has increased the total number of centers that we operate to 35.  Our revenues vary based on the demand for treatments and the utilization of wound care centers and hyperbaric chambers.  The demand from the hospitals for our services is dependent upon their abilities to attract patients, their reputation in the medical communities and the geographic areas they serve, and on the allowable rates and frequency of reimbursement by health care insurance providers, managed care providers, Medicare, Medicaid and others.  We conduct market awareness programs and advertising to promote the utilization of our centers among medical professionals, care-givers and patients.  Revenues fluctuate monthly with the number of days per month that the hospitals in which we operate our centers are open.

•
In September 2008 management determined that its contract with one hospital was impaired.  Management moved the furniture, fixtures and equipment at this facility to a new facility in the second quarter of fiscal 2009 and abandoned the remaining assets at the hospital.  A charge for the abandonment of assets of approximately $190,000 was charged to operations in the fourth quarter of fiscal 2008.

•
In April 2009 the Company completed the acquisition of the equity interests of the minority investors who held interests in various LLC’s, which were established by the Company during the early years of its formation.  Included in this acquisition were two centers that were closed during the year, St. John’s Queens and Newark Beth Israel.  A charge for the abandonment of assets of $134,000 was charged to operations in the fourth quarter of fiscal year 2009.

REVENUES:

Revenues for the years ended June 30, 2009 and 2008 were $29.2 million and $26.4 million, respectively.  The $2.8 million or 10.6% increase is attributable to $1.6 million of revenues from centers opened during the year, and $1.2 million increased revenues from existing centers.  The Company expects revenues to increase as a result of increasing volumes at existing centers and business generated from new centers.

OPERATING EXPENSES:

Cost of services:  Cost of services, which are comprised principally of payroll and payroll related costs for administrative, professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was $14.9 million or 51% of total revenues for the year ended June 30, 2009 compared with $13.2 million or 49.9% in the year ended June 30, 2008.  The $1.7 million or 12.9% increase is primarily attributable to higher direct labor and contract labor costs associated with the operations of new centers; increased staffing costs at centers where volume increases required higher staffing levels; increases in medical and commercial insurance costs; and an increase in depreciation expenses for leasehold improvements and equipment for four hospitals opened during the year.  The Company expects its costs of services to increase as its volumes increase at existing centers and as it adds new centers to its portfolio.

Sales and marketing:  Sales and marketing expenditures increased by $74 thousand to $254 thousand in 2009 compared with 2008 due to increased commission expenses paid for business development activities related to new centers.

General and administrative:  General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting, travel and entertainment costs, and professional fees.  General and administrative costs increased by $1.3 million to $9.8 million or 33.6% of revenues during the year ended June 30, 2009, compared to $8.5 million or 32.1% of revenues during the year ended June 30,2008.  The increase is primarily due to higher payroll and payroll related costs for regional management and corporate staff, and higher support costs associated with a growing organization.  The Company expects general and administrative expenses to increase as new centers are added to the portfolio and as the Company invests in its infrastructure necessary to support a larger organization.

            Depreciation and amortization:  Depreciation and amortization expense related to corporate property and equipment and intangible assets aggregated to $1.1 million or 3.8% of revenues in fiscal 2009 compared with $444 thousand or 1.7% of revenues in fiscal 2008.  The increase is due to the acquisition and deployment of various software applications and hardware necessary for the Company to conduct its business, contract amortization costs associated with the purchase of a hospital contract, and to the amortization of the intangible assets associated with the buyout of the minority interests.

Bad debt expense:  Bad debt expense was $2.1 million or 7.2 % of total revenues for the year ended June 30, 2009 compared with $800 thousand or 3% of fiscal 2008 total revenues.  Of this amount, approximately $0.6 million is the write off of receivables balances from two hospitals that filed bankruptcy during fiscal 2009.  The increase is due to write-offs of old receivables the Company deemed uncollectable and higher bad debt reserves for the current year to reflect the more precarious economic environment.  The Company implemented new systems during fiscal 2009 to better acquire, organize and manage detailed information about customer receivables.  Then, based on the related analyses, the Company wrote off substantial receivables against previously established allowances.  In addition, in view of the difficult economic environment, including the bankruptcy of certain hospitals served by the Company, management provided a higher level of reserves against receivables than was considered necessary in the past.

Abandonment loss:  Abandonment loss was $134 thousand or 0.5% of total revenue for the year ended June 30, 2009 compared with $190 thousand or 0.7% of total revenues for fiscal 2008. These losses resulted from the closing of centers in both fiscal years.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of $4.9 million or 16.7% of total revenues for the year ended June 30, 2009, of which only $333 thousand was cash interest, compared with $6.8 million and 25.7% in the fiscal year ended June 30, 2008 of which $2.0 million was cash interest.  The $1.9 million decrease was attributable to the elimination of noncash interest, penalties and fees associated with subordinated debt that was repaid from the proceeds of the Bison Financing and the reduction in cash interest costs due to reduced borrowing under our working capital line.

Non-controlling interest in net income or loss of consolidated subsidiaries:  Non-controlling interest had a $10 thousand income benefit for the year ended June 30, 2009 compared to an expense of $154 thousand or 0.6% in fiscal year 2008.  In April 2009, the majority of the Non-controlling interests converted their minority interests into shares of the Company and cash.

Loss on disposal of property and equipment: The loss on disposal of property and equipment was $69 thousand or 0.3 % of total revenues in fiscal 2008.

INCOME TAXES:

Income tax expense for fiscal year 2009 was $130 thousand compared to $20 thousand in fiscal 2008.  The increase was due to increase in current state income taxes and true-up for prior periods.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $6.5 million for the year ended June 30, 2009.  While our net loss was $4.2 million, substantial noncash expenses were incurred during the year including (a) $4.3 million of interest accrued for the senior collateralized subordinated promissory note, (b) depreciation and amortization of $4.8 million related to equipment, leasehold improvements, and certain hospital contracts, (c) $1.6 million for the amortization of stock options, (d) reserves for bad debts of $2.1 million, (e) and $0.2 million for the amortization of deferred financing costs.  Gross accounts and notes receivable increased $1.9 million for the year ended June 30, 2009, which was anticipated as the number of centers operated by the Company increased from the prior year and our overall revenues increased.  Accounts payable and accrued expenses declined $0.9 million.

Investing Activities: Net cash used in investing activities was $2.3 million for the year ended June 30, 2009.  The primary use of cash was for the purchase of leasehold improvements, property and equipment for new centers; software and hardware necessary to support the Company’s information technology needs; and purchasing of non-controlling interests.

Financing Activities: Net cash used by financing activities was $3.9 million for the year ended June 30, 2009.  In December 2008 the Company entered into a new senior bank line of credit with its existing lender which, among other things, increased the total line to $8 million in the form of a revolving line of credit and a term loan.  During the year the Company repaid $3.5 million of the bank line of credit, retired $0.9 million of notes and loans, repaid $0.6 million of capital lease obligations, and made the required distributions of $0.5 million to former majority members (see note 17).

We participate in a working capital financing and term loan arrangement with Signature Bank, which matures on December 1, 2012.  The use of these funds will be required to support our operations in the future and will be dependent upon satisfying borrowing base requirements, among other covenants.  As of June 30, 2009, the Company was in compliance with all required covenants except for the minimum effective tangible net worth covenant, for which the Company has received a waiver from the lender.

We believe that the cash flows from operations and borrowings under the senior bank line of credit will provide sufficient liquidity for the Company to be able to finance our operations for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS:

We do not currently have any off-balance sheet arrangements that have, or are likely to have, a material current or future effect on us.

 RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 2 to the Condensed Consolidated Financial Statements regarding the effects on the Company’s financial statements of the adoptions of recent accounting pronouncements.

ITEM 8.   Financial Statements

THE CENTER FOR WOUND HEALING, INC.

Reports of Independent Registered Public Accounting Firms	15,16
Consolidated Balance Sheets as of June 30, 2009 and 2008	17
Consolidated Statements of Operations for the Years Ended June 30, 2009 and 2008	18
Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008	19
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2009 and 2008	20
Notes to Consolidated Financial Statements	21-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Center for Wound Healing, Inc.

We have audited the accompanying consolidated balance sheet of The Center for Wound Healing, Inc. and Subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Center for Wound Healing, Inc. and Subsidiaries as of June 30, 2009, and the consolidated results of their operations, and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP
New York, New York
October 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Center for Wound Healing, Inc.

We have audited the accompanying consolidated balance sheet of The Center for Wound Healing, Inc. and Subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Center for Wound Healing, Inc. and Subsidiaries as of June 30, 2008, and the consolidated results of their operations, and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raiche Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, NY

September 24, 2008, except for items as restated in the financial statements, as included in the Company’s Form 10-KSB/A for the year ended June 30, 2008, as filed with the Commission on October 9, 2009, for which date would be October 9, 2009.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$339,859	$55,139
Accounts receivable, net of allowance for doubtful accounts of $2,969,974 and $2,941,917 respectively	14,590,231	14,563,325
Notes receivable, net of allowance of $118,298 and $0 respectively	140,536	460,872
Income tax refunds receivable	-	2,090
Prepaid expenses and other current assets	295,135	398,631

Total current assets	15,365,761	15,480,057

Notes receivable	-	134,295
Property and equipment, net	7,585,373	8,886,005
Intangible assets, net	3,110,378	4,402,495
Goodwill	751,957	751,957
Other assets	1,427,391	1,507,192

TOTAL ASSETS	$28,240,860	$31,162,001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,080,796	$4,105,548
Current maturities of obligations under capital leases	133,295	526,107
Current maturities of senior collateralized subordinated promissory note	532,227	-
Current maturities of notes payable	1,957,626	5,139,856
Payable to former majority members	118,034	618,033
Total current liabilities	5,821,978	10,389,544

Senior collateralized subordinated promissory note , net of current maturities	13,772,810	9,968,740
Notes payable, net of current maturities	1,323,629	782,133
Obligations under capital leases, net of current maturities	4,850	131,774
Non-controlling interest in consolidated subsidiaries	315,150	580,558

TOTAL LIABILITIES	21,238,417	21,852,749

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 290,000,000 shares authorized; 24,123,638 and 23,373,281 shares issued and outstanding at June 30, 2009 and 2008, respectively	24,123	23,373
Additional paid-in capital	31,625,135	29,764,982
Accumulated deficit	(24,646,815)	(20,479,103)

TOTAL STOCKHOLDERS' EQUITY	7,002,443	9,309,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,240,860	$31,162,001

The accompanying notes are an integral part of these financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2009	2008

REVENUE	$29,206,208	$26,357,619

OPERATING EXPENSES
Cost of services	14,854,283	13,157,728
Sales and marketing	253,999	180,367
General and administration	9,849,924	8,466,779
Abandonment loss	133,589	189,992
Depreciation and amortization	1,082,914	443,581
Bad debts	2,111,499	796,027

TOTAL OPERATING EXPENSES	28,286,208	23,234,474

OPERATING INCOME	920,000	3,123,145

OTHER EXPENSES (INCOME)
Interest expense	4,937,657	6,783,110
Interest income	(19,550)	(41,344)
Non-controlling interest in net (income) loss of consolidated subsidiaries	(10,418)	154,254
Loss on disposal of property and equipment	-	68,880
Other expenses	49,801	20,865

TOTAL OTHER EXPENSES	4,957,490	6,985,765

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,037,490)	(3,862,620)

PROVISION FOR INCOME TAXES	130,222	20,065

NET LOSS	$(4,167,712)	$(3,882,685)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.18)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	23,548,029	22,997,476

The accompanying notes are an integral part of these financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,167,712)	$(3,882,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,833,943	4,046,018
Abadonment loss	133,589	189,992
Interest charged for beneficial conversion features of 8% senior convertible debentures	-	912,524
Amortization of deferred financing costs	245,099	2,141,561
Bad debt expense	2,111,499	796,027
Non-controlling interest in net (income) loss of consolidated subsidiaries	(10,418)	154,254
Loss on disposal of property and equipment	-	68,880
Interest accrued for convertible debenture and notes payable	4,336,298	1,135,634
Share-based compensation expense	1,572,919	1,516,604
Amortization of 15% convertible debenture original issue discount	-	-
Issuance of shares in settlement of obligations	79,352	-
Warrants issued in payment of interest expense		564,659
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,863,784)	(4,447,000)
Prepaid expenses and other current assets	105,992	(357,981)
Accounts payable and accrued expenses	(976,083)	(1,517,287)
Income taxes	2,090	881,506
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,402,784	2,202,706

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,594,111)	(3,385,296)
Proceeds from sale of property and equipment	-	45,000
Increase in security deposits	-	(460)
Acquisition of non-controlling interest	(702,714)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,296,825)	(3,340,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(519,736)	(1,309,079)
Advances from affiliates	-	25,948
Net proceeds from bank loan - revolving line of credit	(3,455,012)	(1,300,000)
Proceeds from issuance of senior secured promissory note	-	17,500,000
Payment of deferred financing costs	(36,462)	(3,138,306)
Proceeds from bank loan - term note	2,000,000	1,600,000
Repayment of bank loan - term note	(250,000)
Payment of 8% senior convertible debenture	-	(7,398,125)
Proceeds from issuance of common stock	-	400,000
Payments to former majority members	(500,000)	(45,330)
Repayment of notes payable	(935,722)	(4,990,268)
Distributions to non-controlling interest	(124,307)	(368,109)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,821,239)	976,731

NET INCREASE (DECREASE) IN CASH	284,720	(161,319)

CASH – BEGINNING OF YEAR	55,139	216,458

CASH – END OF YEAR	$339,859	$55,139

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the year:
Interest	$333,302	$2,029,146
Income taxes	$101,351	$22,405

Non -cash financing and investing activities:
Issuance of common stock in connection with acquisition of non-controlling interest	$208,632
Issuance of shares in settlement of obligations	$79,352
Equipment acquired through capital lease obligation		$217,148
Warrants and common stock issued in payment of accrued interest		$839,659
Issuance of common stock to MedAir		$825,000
Issuance of common stock to Warantz		$75,000
Debt issued in connection with Intangible asset acquired		$2,617,744
Warrants issued in connection with Bison Note		$8,391,893

The accompanying notes are an integral part of these financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance at July 1, 2007	22,655,781	$22,656	$18,866,478	$(16,596,418)	$2,292,716

Share-based compensation	-	-	1,783,527	-	1,783,527
Issuance of common stock to MedAir	300,000	300	824,700	-	825,000
Issuance of common stock in connection to Warantz	30,000	30	74,970	-	75,000
Issuance of warrants in connection with Bison Note	-	-	6,976,035	-	6,976,035
Issuance of warrants in connection with Bridge Financing	-	-	564,659	-	564,659
Issuance of shares for cash	200,000	200	399,800	-	400,000
Issuance of shares in settlement of accrued interest	187,500	188	274,813	-	275,000
Net loss	-	-	-	(3,882,685)	(3,882,685)

Balance at June 30, 2008	23,373,281	23,373	29,764,982	(20,479,103)	9,309,252

Issuance of shares in settlement of obligations	98,381	98	79,254	-	79,352
Issuance of shares in connection with acquisition of non-controlling interest	651,976	652	207,980	-	208,632
Share-based compensation	-	-	1,572,919	-	1,572,919
Net loss	-	-	-	(4,167,712)	(4,167,712)

Balance at June 30, 2009	24,123,638	$24,123	$31,625,135	$(24,646,815)	$7,002,443

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) (formerly known as American Hyperbaric, Inc.) was organized on May 25, 2005.  CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” throughout the United States.  These centers render wound care treatments and the specialized service of hyperbaric medicine, and are developed in partnerships with community and acute care hospitals.  CFWH is contracted by the hospital on a multi-year basis to start up and manage the hospital’s wound care program.

As of June 30, 2009, CFWH operates thirty-five (35) wound care and hyperbaric centers with various institutions.  Such centers operate as either wholly-owned or majority-owned limited liability subsidiaries of CFWH.  CFWH manages and provides administrative services to Hyperbaric Medical Association, P.C. (“HMA”), a New York professional staffing company, owned by the Company’s employee, under the terms of the Management Service Agreement between the Company and HMA.  In return, HMA provides professional healthcare staffing services to CFWH, its sole customer, under the terms of the Technical Service Agreement.  CFWH is headquartered in Tarrytown, New York.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries and of Hyperbaric Medical Association, P.C., a variable interest entity, whose primary beneficiary is CFWH.  Acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition.  All intercompany profits, transactions, and balances have been eliminated. Non-controlling interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Non-controlling interest in consolidated subsidiaries” in the accompanying consolidated balance sheet and the caption “Non-controlling interest in net (income) loss of consolidated subsidiaries” in the accompanying consolidated statement of operations.  Non-controlling interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of its subsidiaries, and in the consolidated balance sheet represents the portion of the net assets of subsidiaries not attributable to the Company.

Revenue Recognition and Accounts Receivables. Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals.   Generally, the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.  The reimbursement rates paid by insurance companies for wound care and hyperbaric treatments vary in accordance with the insurance companies’ contracts with the hospital. Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers.   As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals.   As of June 30, 2009 and 2008 approximately $10.7 and $9.7 million, respectively of accounts receivable, were unbilled.  Because the collection of receivables from certain hospitals encompasses two separate billing processes, by the hospital to third party payers and by CFWH to the hospitals, the elapsed time between rendering of patent services and collection by CFWH may be several months.

The allowance for billed and unbilled doubtful accounts is provided based on historical trends and management estimates. Accounts receivable determined to be uncollectible are written off when identified.

Property and Equipment.   Property and equipment are recorded at cost.  The Company provides for depreciation of property and equipment over their estimated useful lives using the straight-line method.  Hyperbaric chambers, which are generally acquired under capital leases, are depreciated over seven years.  Leasehold improvements, primarily located at hospitals, are amortized on a straight-line basis over the lesser of the remaining term of the hospital contract or the economic life of the improvement.

Maintenance and repairs are charged to operating expenses as they are incurred.  Improvements and betterments which extend the lives of the assets are capitalized.  The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

Leases.  Leases are classified as capital leases or operating leases in accordance with the terms of the underlying lease agreements.  Capital leases are recorded as property and equipment and the related obligations as liabilities at the lower of fair market value or present value.  Such assets are amortized over their estimated useful lives.  The lease payments under capital leases are applied as a reduction of the capital lease obligation and accrued expense.

The operating lease expense for rent, which may have a rent holiday included, is recorded using the straight-line method over the life of the rent agreement.

Long-Lived Assets.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition.  If carrying value of the long-lived assets is not considered to be recoverable, the amount of impairment loss to be recognized is determined by comparing long-lived assets’ carrying value to their fair value determined using future discounted cash flows.

Advertising Costs.  Advertising costs are expensed as incurred.  Advertising costs incurred for the fiscal years ended June 30, 2009 and 2008 were approximately $25,000 and $15,000, respectively and included in sales and marketing expenses.

Income Taxes   The Company uses the asset and liability method of accounting for income taxes under which, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized.

Concentrations.  The Company places its cash primarily with one financial institution. At June 30, 2009 such deposits were in excess of the FDIC insurance limit by approximately $90,000.

Fair Value of Financial Instruments.  The carrying amount of cash, accounts and notes receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of the instruments. The carrying amount of the Company’s Bank Loan, (Note 13), approximates fair value due to the variable interest rates applicable to such indebtedness.  The fair value of the Company’s other indebtedness, consisting of notes payable, capital lease obligations and the Bison Note, (Note 14), was estimated to be approximately $23 million at June 30, 2009, based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.

Stock Based Compensation.  The Company recognizes all share based payments, including grants to employees of common stock options, as an expense based on fair values of the grants measured on award dates, generally using Black-Sholes valuation model, over vesting periods of such grants and net of an estimated forfeiture rate for grants to employees. The Company estimates the expected life of options granted based on historical exercise patterns and volatility based on trading patterns of its common stock over a period similar to vesting period of the grants.

Loss Per Share.  Basic net earnings (loss) per share are calculated based on the weighted average number of common shares outstanding for each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants.  Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Potential common shares as of June 30 are as follows:

	2009	2008
Options to purchase shares of common stock	3,402,500	1,857,667
Warrants, issued and issuable, to purchase shares of common stock	14,085,676	14,085,676
Total potential shares of common stock	17,488,176	15,943,343

  Goodwill.  Goodwill is not amortized but reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value.  As of the fiscal year ended June 30, 2009, no impairment of goodwill has occurred.

  Amortization of Intangible Assets.  Intangible assets with finite lives are amortized over the estimated useful lives of these assets, generally from three to five years.

Recent accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The Company adopted SFAS No. 157 effective July 1, 2008 with respect to financial assets and financial liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company does not expect adoption of SFAS 157-2 for nonfinancial assets and liabilities on July 1, 2009 to have a material effect on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted the FASB Staff Positions ("FSP") FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The adoption of SFAS 157-4 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

On October 1, 2008, the Company adopted FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 require additional disclosures about an entity's involvement with variable interest entities and transfers of financial assets. The adoption of FSP 140-4 and FIN 46(R)-8 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  Although, this statement became effective for the Company beginning July 1, 2008, the Company did not elect to value any financial assets and liabilities at fair value.

On October 1, 2008, the Company adopted FSP 157-3, Determining Fair Values of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 to financial instruments in an inactive market. The adoption of FSP 157-3 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),   “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact that the adoption of SFAS No. 141(R) will have on the Company’s financial statements is not presently determinable, since it is dependant on future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and is to be applied prospectively, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented. The Company is evaluating the effect that SFAS 160 will have on the Company’s financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP 142-3 beginning in fiscal 2010. The guidance contained in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in our financial statements as of the effective date. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its consolidated results of operations, financial position and cash flows.

In November 2008, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF No. 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. EITF No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF No. 08-7 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company expects to adopt EITF No. 08-7 beginning in fiscal 2010, but does not believe this guidance will have a significant impact on its consolidated results of operations, financial position and cash flows.

In March 2008, the FASB issued SFAS No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  The Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on the Company’s consolidated financial statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted if an entity has previously adopted an alternative policy. The adoption of EITF 07-05 as of July 1, 2009 will result in a retrospective reclassification of the fair value of certain outstanding warrants from stockholders’ equity to liability. Additionally, upon adoption of EITF 07-05, such warrants will be marked to market at each reporting period.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in SFAS 168.  All other accounting literature not included in the Codification is non-authoritative. SFAS No. 168 will not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”)  to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company does not believe that adoption of SFAS 167 will have any effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not believe the adoption of SFAS 166 will have any effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date and (4) Requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events through the time of filing on the date the financial statements were issued or October 13, 2009.

On April 9, 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1).  FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim and annual financial statements. APB 28-1 amends Opinion No. 28, “Interim Financial Reporting” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company does not believe the adoption of FSP 107-1 and APB 28-1 will have any effect on its consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying financial statements.

  Reclassifications. Certain items in the prior year’s financial statements have been reclassified to conform to the current year presentation.

  Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made by management include the collectability of accounts receivable, the impairment of long-lived and intangible assets, the fair value of equity, including Black-Scholes inputs and debt instruments, and the deferred tax valuation allowance.

Note 3 – Capital Transactions

Common Stock

During the year ended June 30, 2009, the Company issued 98,381 shares of its common stock in settlement of various obligations and 651,976 shares as part of the purchase price for the acquisition of minority interests in subsidiaries in April 2009 (see Note 4).

During the year ended June 30, 2008, the Company issued 717,500 shares of its common stock as follows: 187,500 as a payment of accrued interest for a loan, 300,000 as part of the purchase price for a minority interest acquisition in August 2007 (see Note 4), 30,000 as a part of the purchase price for a minority interest acquisition in October 2007 (see Note 4), and 200,000 for cash.

The issuances of common stock for cash or services or in connection with acquisitions were recorded at fair value, determined by reference to the market price of the shares as of the dates of issuance.

Warrants

On March 31, 2008, the Company issued the $20 million 15% Bison Note (see Note 14).  In connection with the Bison Note, the Company issued 7,941,926 seven year warrants to purchase the Company’s shares of common stock at an exercise price of $5 per share. Sixty percent of the warrants or 4,765,156 warrants vest immediately and the remaining warrants vest ratably over three years on a monthly basis.  Unvested warrants are subject to cancelation if the Company meets specified EBITDA targets and/or Bison Note redemption terms.  The fair value of each warrant was determined to be $1.07 on the grant date based on the Black-Scholes valuation models using the following assumptions: expected volatility of 101%, dividend yield of 0%, risk free interest rate of 3.5%, and expected life of seven years.  The relative fair value of warrants was determined to be approximately $8,400,000, with an expectation that the Company will meet redemption requirements and was recorded as debt discount which is being amortized over the life of the Bison Note under the effective interest rate method.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregated Intrinsic Value
Outstanding, at June 30, 2007	2,750,000	$2.00	3.8	$2,062,500
Granted	11,335,676	$4.10	6.4
Outstanding, at June 30, 2008 and 2009	14,085,676	$3.69	5.0, 4.0	0	(*)
Exercisable at June 30, 2009	12,232,560	$3.49	3.8	0	(*)

(*) The intrinsic value of stock warrants is the amount by which the market value of the underlining stock exceeds the exercise price of the warrants.

Note 4 – Acquisitions

In April 2009, the Company completed the acquisition of the remaining minority interests in 12 subsidiaries not previously owned by the Company.  As a result, the Company owns 100% of the interests in all but one subsidiary, in which the Company owns 81.75%.  The purchase price paid by the Company includes 651,976 shares of the Company’s common stock, with a fair value at the date of issuance of approximately $209,000, and $240,000 in cash.  The Company incurred approximately $463,000 of transaction costs in connection with these acquisitions.  As the result of the acquisitions the Company recognized an intangible asset consisting of hospital contracts, in the amount of $781,000.

In August 2007, the Company entered into an agreement with Med-Air Consultants, Inc. (“Med-Air”) whereby the Company terminated several joint ventures and consulting agreements with Med-Air, purchased 51% of the membership interest in Raritan Bay LLC and 40% of the membership interest in Bayonne LLC owned by Med-Air, eliminated Med-Air’s right to participate in a certain number of wound care centers the Company anticipates opening over several years, eliminated fees due to Med-Air associated with treatments at three of the Company treatment centers, and obtained Med-Air’s covenant not to compete with or solicit employees of the Company.  The purchase price paid by the Company was 300,000 shares of the Company’s common stock, the fair value of which at the date of issuance was approximately $825,000; a non-interest bearing 36 month note of $1,692,000, net of imputed interest (Note 13); and the Company’s interest in Southampton LLC.  The total assets acquired aggregated approximately $2,300,000 of which $660,000 was allocated to the non-solicitation agreement and $1,640,000 was allocated to hospital contracts.

In October 2007, the Company entered into an agreement with Warantz Healthcare Group Inc., Rapid Recovery of America, Inc. Millennium Healthcare LLC, SMWNJ, Inc. SMWNY, Inc and Modern Medical Specialties, LLC (collectively “Warantz”) whereby the Company terminated several joint venture and consulting agreements with Warantz and acquired a 40% interest in Modern Medical, LLC.  The purchase price paid by the Company consisted of: cash of $431,000, 30,000 of restricted shares of common stock, the fair value of which was approximately $75,000 and notes payable in the amount of approximately $378,000, net of imputed interest of approximately $45,000.  The excess of purchase price over the fair value of the acquired interest was recognized as goodwill in the amount of $304,000.  The settlement also provided for the termination of a joint venture for two stand-alone healthcare facilities for total cash consideration of $96,000, and the elimination of the Company’s joint venture participation in a potential hospital-based healthcare facility that the Company believes may compete with an existing wound care center.

Note 5 – Stock options

In April 2009, the Company amended its 2006 Stock Plan (the “Plan”). The Plan is administered by a Committee, appointed by the Board of Directors of the Company, which consists of at least two non-executive directors of the Company.  Under the terms of the Plan the Company can issue, within 10 years of initial adoption of the Plan, equity grants such as restricted stock or stock appreciation rights and either incentive or non-statutory stock options to purchase up to 7,500,000 shares of common stock, to employees, outside directors, and consultants. Not more than 1,500,000 options and stock appreciation rights and 500,000 shares of restricted stock may be granted to an employee within a calendar year.  The exercise price of any option granted under the 2006 Plan may not be less than the fair market value of the common stock at the grant date or, in the case of incentive stock options granted to a 10% or greater stockholder, 110% of such fair market value.  The terms of the options shall not exceed 10 years from a grant date or five years for the grants to a 10% or greater stockholder.  Unvested options are terminated within a certain period after termination of employment.  The Company may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.  Shares related to terminated, canceled, forfeited, expired or surrendered equity grants or options become available for issuance under the future grants.

During the year ended June 30, 2009 the Company granted options to purchase 777,500 shares of the Company’s common stock to its employees with various vesting periods ranging from the grant date and up to the third anniversary date.  The Company determined fair value of the options to be approximately $474,000 at the grant date using the assumptions described below.  Additionally, during the year ended June 30, 2009 the Company granted options to purchase 975,000 shares of the Company’s common stock to its officers, which will vest if the Company meets certain EBITDA targets over a three year period provided the officers continue to be employed by the Company.  At the grant date, the Company determined that it’s probable that the Company will meet EBITDA targets.  The Company estimated the aggregate fair value of these options on the date of grant to be $809,444 and, will recognize compensation expenses over the relevant service periods.

In July and October 2008 the Company modified the option exercise prices for 1,310,000 and 350,000, respectively, of previously granted options to purchase shares of the Company’s common stock effectively exchanging previous awards for new awards with increased new fair value for measurement of compensation expenses.  As the result of such modification the Company recognized additional compensation expense of approximately $250,000 determined as the increase in the fair value of the grants as a result of the modification.

During the year ended June 30, 2008 the Company granted options to purchase 255,000 shares of its common stock to the Company’s employees.  The grants vest over various periods of time up to four years, assuming continued employment.  The fair value of the grants was determined to be approximately $614,000 based on the Black-Scholes valuation model using the assumptions below, which amount is recognized as compensation expense over the relevant vesting period.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes valuation model with the following assumptions for the years ended June 30, 2009 and 2008.

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008

Average expected life (years)	5.8	4.6
Average risk free interest rate	4.48%	4.3%
Expected volatility	104%	153%
Expected dividend rate	0%	0%
Expected forfeiture rate	1.0%	1.0%

The compensation expense related to stock grants to employees was $1.6 million in 2009 and $1.5 million in 2008. The following is a summary of stock options granted by the Company:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregated Intrinsic Value
Outstanding, at June 30, 2007	1,672,667	$3.39		0	(*)
Granted	255,000	$3.41
Forfeited/expired	(70,000)	$(3.93)
Outstanding, at June 30, 2008	1,857,667	$3.37	5.64	0	(*)
Granted	1,752,500	$1.05
Forfeited/expired	(207,667)	$1.68
Outstanding, at June 30, 2009	3,402,500	$1.15	5.86	0	(*)
Exercisable at June 30, 2009	2,137,500	$1.21	5.27	0	(*)

(*) The intrinsic value of stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the options.

As of June 30, 2009, there was $704,967 of unrecognized compensation cost.

Note 6 - Property and Equipment

Property and equipment consists of the following at June 30, 2009 and 2008:

	2009	2008
Medical chambers and equipment, including $569,552 for 2009 and $2,352,934 for 2008 under capital leases	$8,069,417	$7,945,838
Furniture, fixtures and computers	2,704,464	2,084,382
Leasehold improvements	5,632,550	4,807,466
Autos and Vans	494,051	494,051
Construction in progress	25,366	-
	16,925,848	15,331,737
Less: Accumulated depreciation and amortization – including $235,880 and $780,025 for medical chambers and equipment under capital lease	9,340,475	6,445,732
	$7,585,373	$8,886,005

Depreciation expense for 2009 was $2,894,742 of which $2,234,127 is included in cost of services.  2008 depreciation totaled $2,432,890 of which $2,108,107 is included in cost of services.

In September 2008, the Company determined that its contract with one hospital was impaired and abandoned certain assets at the hospital.  A charge for the abandonment of the assets with remaining book value of approximately $190,000 was recorded to the statement of operations during the year ended June 30, 2008.

Note 7 - Intangible Assets

Intangible assets consist of the following as of June 30:

	2009	2008
Hospital contracts acquired	$5,884,745	$5,237,661
Covenants not to compete	1,206,462	1,206,462
Total intangible assets with finite lives	7,091,207	6,444,123
Less: Accumulated amortization	3,980,829	2,041,628
	$3,110,378	$4,402,495

Amortization expense related to intangibles assets for the years ended June 30, 2009 and 2008 was $1,939,201 and $1,613,151 and amortization expense included in cost of services was $1,516,903 and $1,494,355, respectively.

The following represents the estimated amortization of the intangible assets over the next five years:

Year Ending June 30,
2010	$2,053,051
2011	684,378
2012	214,747
2013	111,886
2014	46,316
$3,110,378

During the year ended June 30, 2009, the Company recognized an abandonment loss of approximately $134,000, representing the unamortized balance of hospital contracts at two hospitals closed during the year

Note 8 – Notes Receivable

In December, 2006 the Company entered into an agreement with Richmond University Medical Center in connection with the acquisition of St. Vincent’s Hospital by the Richmond University Medical Center.  As part of its acquisition, the Richmond University Medical Center took over the Company’s center located in the hospital for a note of approximately $137,000 with thirty-six monthly payments and a 9% per annum interest rate.  As of June 30, 2009 the balance due is approximately $23,000.

In December, 2006 in connection with the acquisition by Caritas Health Care Planning, Inc. of St. John’s Queens Hospital and Mary Immaculate Hospital, located in Queens, NY, the Company entered into an agreement with Caritas Health Care Planning, Inc whereby in exchange for a $690,100 note payable in thirty-six monthly installments with 9% annual interest rate the Company sold its centers located in these hospitals, including its rights and obligations under the related agreements with the hospitals. As of June 30, 2009 the outstanding balance of the note is approximately $118,000.

Note 9 - Other Assets

Other Assets consist of the following as of June 30:

	2009	2008
Deferred financing costs, applicable to the Bison Note, net of amortization of approximately $288,000 and $47,000	$1,380,222	$1,489,432
Bank loan fees, net of amortization of approximately $5,000	31,902	-
Security deposit	15,267	17,760
Total other assets	$1,427,391	$1,507,192

Note 10 - Obligations under Capital Leases

The Company leases medical and other equipment under capital lease agreements with annual interest rates ranging from 4.09% to 15.21% over three to seven year terms.

Summary of obligations under capital leases as of June 30:

	2009	2008
Total obligations under capital leases	$138,145	$657,881
Less: Current Installments	(133,295)	(526,107)
	$4,850	$131,774

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2009:

2010	$138,293
2011	5,006
Total minimum lease payments amount	143,299
Less: Amounts representing interest	(5,154)
Present value of minimum lease payments	$138,145

Note 11 - Related Party Transactions

In January, 2008 the Company raised a total of $1.6 million from individual investors in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the lenders with interest payable in cash or in lieu of cash, warrants with an exercise price of $2.00 per share. These funds were used to fund the $1.5 million payment due to bondholders on January 25, 2008.   Certain members of the Company’s board of directors and officers of the Company participated in this Bridge Financing and lent the Company $600,000 of the total $1.6 million raised.

On March 31 2008, the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing with the exception of the $100 thousand of interest due to individual directors and officers of the Company who participated in the financing, which amount was paid in October 2008.

Note 12 – Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at June 30, 2009 and 2008:

	2009	2008
Accrued compensation	$1,370,063	$990,915
Accounts payable	984,968	1,467,937
Other current liabilities	725,765	1,524,214
Accrued interest	-	122,482
	$3,080,796	$4,105,548

Note 13 – Notes payable

Notes payable consist of the following at June 30, 2009 and 2008:

	2009	2008

Bank Loan - Term Note	$1,750,000	$-
Bank Loan - Revolving Line of Credit	744,988	4,200,000
Med-Air promissory note	554,614	1,019,683
Warantz promissory notes	117,999	277,227
JD Keith promissory note	79,702	359,824
Vans and auto loans	33,952	65,255
	3,281,255	5,921,989
Less: Current maturities	1,957,626	5,139,856
	$1,323,629	$782,133

Maturities of the long-term portion of notes payable as of June 30, 2009 are as follows:

Year Ending June 30,
2011	$573,629
2012	500,000
2013	250,000
$1,323,629

Bank loan:

On December 18, 2008, the Company entered into an $8.0 million bank loan with Signature Bank (the “Bank Loan”), which consists of a $6 million revolving line of credit that matures in two years (the “Revolving Line of Credit”), and a $2 million term loan that matures in four years and requires 48 monthly principal payments of $41,667 (the “Term Note”).  The Bank Loan replaces the prior $6.5 million bank loan that the Company entered into with the bank on March 31, 2008. The Revolving Line of Credit interest rate was changed in December 2008 to the prime rate plus .05% from prime rate or LIBOR plus 2.5%. The Term Note bears interest at a rate per annum equal to the prime rate plus 1.0%, which was unchanged from the prior loan requirements. As of June 30, 2009 and 2008, the interest rate for the Revolving Line of Credit was 3.75% and 5.00%, respectively.  The interest rate for the Term Note was 4.75% and 6.00% as of June 30, 2009 and 2008, respectively.

Under the terms of the Bank Loan the Company is subject to certain covenants requiring minimum or maximum values of quarterly tangible net worth, annual capital expenditures and various financial ratios.  Additionally, the Bank Loan restricts the Company in dividend distributions, lending, and investing activities and sale of its assets.  The Bank Loan is collateralized by all assets of the Company, except leased equipment.   As of June 30, 2009, the Company was in compliance with all required covenants except for the minimum effective tangible net worth covenant, for which the Company has received a waiver from the lender.

The balance outstanding under the Revolving Line of Credit was $744,988 and $4,200,000 at June 30, 2009 and 2008, respectively.   The unused amount of the Revolving Line of Credit as of June 30, 2009 and 2008 was $5,255,012 and $800,000, respectively.  During the fiscal year ended June 30, 2009 and 2008, the company recorded interest expense of $161,938 and $476,346, respectively, in relation to the Bank Loan.

Med-Air Promissory Note:

In August, 2007, the Company issued a non-interest bearing note of $1,894,000 to Med-Air as part of the purchase consideration for 51% of the membership interest of Raritan Bay LLC and 40% of the membership interest of Bayonne LLC (Note 4).  The note is payable over 36 equal monthly installments.  The Company valued the note at its fair value calculated using the effective interest rate, which was determined based on terms of financing available to the Company at that time and recorded a discount of $202,000 to the note.  The discount is being amortized to interest expense over the term of the note using the interest method.  The interest expense related to the amortization of discount for the year ended June 30, 2009 and 2008 was $74,932 and $97,003, respectively and the unamortized portion of the note discount at June 30, 2009 and 2008 was $30,065 and $104,997, respectively.

Warantz promissory notes:

           The Company issued various notes totaling approximately $378,000 to Warantz and other parties together with shares of common stock as the purchase price for the additional 40% interest in Modern Medical, LLC in October 2007 (Note 4).  The notes are non-interest bearing and have maturities which range from six to thirty three months.  The Company determined the fair value of the notes using an effective interest rate of 8.75% estimated based on credit facilities available to the Company at the time of the transaction and recorded a discount of $45,002 on the notes.  The discount is being amortized to interest expense over the terms of the notes using the interest method.  Interest expense recorded during the years ended June 30, 2009 and 2008 was $16,771 and $23,148, respectively and the remaining portion of the note discount was $5,083 and $21,854, respectively.

JD Keith promissory note:

In September 2007, the Company terminated the five year employment agreement of Ms. Elise Greenberg, the former Director of Human Resources at the Company, in which all of the Company’s obligations under the employment agreement were terminated.  Additionally, the Company terminated a consulting agreement with Ms. Greenberg’s spouse, under which JD Keith LLC, the spouse’s consulting firm, was to be paid $10,000 per month for five years as well as commissions and other compensation.  As part of the settlement, the Company entered into an agreement with the Greenbergs.  The Company is obligated to pay JD Keith LLC approximately $600,000 in 52 bi-weekly installments during the first two years of the five year agreement.  The fair value of the future payments was determined to be $548,150 calculated using the effective interest rate.  Interest expense for the liability related to the Greenbergs for the years ended June 30, 2009 and 2008 was $19,879 and $12,443.

Van and auto loans:

The Company acquires automotive equipment financed by capital leases and secured by the leased vehicles.  Interest rates on these leases range from 2% to 11%.  These leases mature in 2011.  Total interest expense recorded during fiscal year 2009 and 2008 was $ 4,443 and $ 7,268, respectively.

Note 14 – Senior Collateralized Subordinated Promissory Note

On March 31, 2008, the Company entered into a financing agreement with Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. and issued a $20 million senior collateralized subordinated promissory note (“Senior Collateralized Subordinated Note” or “Bison Note”).  The Company received cash proceeds of $17.5 million, net of a $2.5 million discount, and incurred approximately $3.1 million of expenses related to this transaction.  The Company used these proceeds to retire certain debts with accrued interest, certain accounts payable and other obligations.

Under the terms of the Bison Note, the Company is required to pay monthly cash interest at 12% per annum starting from October 2008 and 6% non-cash interest, which is added to the principal amount.  Upon fulfillment by the Company of certain conditions, the non-cash interest is reduced to 3% and, provided no event of default has occurred, the Company can further defer scheduled payments of cash interest for up to 12 months.  The Company met the required conditions in September 2008 and therefore the non-cash interest rate reset at 3% and payments of cash interest were deferred until October 31, 2009.  The interest rate increases by 2% upon an event of default and if such default is not cured within a certain period of time or waived by the Bison Note holders, the outstanding principal balance and accrued interest become due and payable.

The Bison Note is required to be prepaid in annual installments of $2.5 million starting from the second anniversary and until the fifth year at which point the Company is required to retire the remaining balance.  The Bison Note and other obligations under the securities purchase agreement under which the Bison Note was issued are collateralized by a lien granted by the Company and its subsidiaries on substantially all of their assets, including all stock held by either the Company or its subsidiaries.  The Bison Note is subordinated to the Bank Debt.

Additionally, the Company entered into a common stock warrant agreement with the holders of the Bison Note and issued warrants to purchase 7,941,926 shares of its common stock with an exercise price of $5 per share and a seven year term.  4,765,156 or 60% of the warrants vested immediately and the remaining warrants vest monthly over a three year period.  Under the terms of the common stock warrant agreement, part of the unvested warrants might be canceled, provided the Company meets certain EBITDA targets and required Bison Note redemption conditions.

The Company determined the relative fair value of warrants to be $8,391,893 and recorded such amount as a discount to the Bison Note in addition to $2.5 million discount.  Additionally, based on the relative fair values of the Bison Note and warrants the Company allocated $3.1 million of expenses related to the transaction as follows: $1.7 million to deferred expenses and $1.4 million to additional paid-in capital.  The Company amortizes the deferred financing cost and debt discount, and records interest expense at an effective rate of 37%, using the interest method.

Presented below are balances and related expenses for the Bison Note as of and for the years ended June 30, 2009 and 2008:

	2009	2008

Bison Note	$20,000,000	$20,000,000
Debt discount	(10,150,744)	(10,944,828)
Interest payable at maturity	4,455,781	913,568
Senior collateralized subordinated promissory note	14,305,037	9,968,740

Less current maturities	532,227	0

Non-current maturities	$13,772,810	$9,968,740

Interest expense, including amortization of debt discount and issuance cost	$4,576,838	$907,898

Under the terms of the financing agreement the Company is required to maintain certain financial ratios and covenants related to its indebtedness, is subject to a lien on its assets and is restricted in respect to certain transactions, including compensation to its employees and members of its board of directors, and payment of dividends.

Non-current maturities of the Bison Note as of June 30, 2009, excluding the debt discount, are as follows:

Year ending June 30,

2011	$2,500,000
2012	2,500,000
2013	16,955,781
$21,955,781

Note 15 – Income Taxes

The provision for income taxes is comprised of the following:

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008
Current:
Federal	$-	$-
State	130,222	20,065
	130,222	20,065

Net provision	$130,222	$20,065

The provision for fiscal 2009 includes approximately $107,000 for prior year underaccruals and adjustments.

A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008
Expected tax benefit	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	3.2%	0.5%
Minority interest	2.2%	(2.0)%
Other	(0.2)%	(10.0)%
Change in valuation allowance	32.0%	46.0

Total tax provision	3.2%	0.5%

The Company has a federal net operating loss carry-forward of approximately $7.1 million at June 30, 2009 which expires through 2029.

The components of the net deferred tax asset (liability) at June 30, 2009 and 2008 consist of the following:

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$1,165,000	$986,000
Property assets	(476,000)	273,000
Bridge Loan Interest	-	40,000
Accrued expenses	254,000	283,000
Stock option compensation	2,404,000	1,787,000
Net operating loss carry-forward	2,806,000	1,539,000
Total deferred tax asset	6,153,000	4,908,000
Less valuation allowance	(6,153,000)	(4,908,000

Net deferred assets (liabilities)	$0	$0

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded an income tax benefit applicable to its operating losses and other deferred tax assets.

The Company adopted the provisions of FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operation.  The Company classifies interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2009.

During the year ended June 30, 2009, the Company recognized no adjustments for uncertain tax benefits. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception.  The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

Note 16 - Defined Contribution Plan

The Company maintains a 401(k) defined contribution plan in which all employees, over the age of 21, are eligible to participate after three months of employment.  The Company is allowed to but chose not to match employee contributions. Currently there are thirteen employees who are enrolled in this program. The 401(k) Plan is administered by a third party.

Note 17 – Payable to Former Majority Members

The Company acquired certain wound care and hyperbaric centers organized as LLCs from their majority members during the year ended June 30, 2006, some of whom are also employees, directors and stockholders of the Company.  As part of the purchase consideration the Company recognized a liability to former majority members of LLCs in the amount of $0.6 million.  The Company paid $.5 million of this liability to the former majority members during the year ended June 30, 2009 and expects to settle the remaining obligation during the year ending June 30, 2010.

Note 18 - Commitments and Contingencies

Registration Rights Agreement

In connection with the issuance of the Bison Note (Note 14), the Company entered into a Registration Rights Agreement with the holders of the Bison Note under which the Company is required, after October 15, 2008, to be in a position to file, within 60 days upon a request, and maintain its effectiveness for at least 180 days, a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares of common stock issuable pursuant to exercise of the warrants issued with Bison Note.  If the Company fails to file or maintain effectiveness of the registration statement or if the registration statement is not declared effective by the SEC, the Company is subject to a penalty equal to 2% of the securities to be registered per month.  Such penalty is doubled if the Company’s failure extends for more than 90 days but the maximum amount of penalty cannot exceed 20% of securities to be registered. The Company has not accrued any amounts in connection with these commitments, because management believes that it is not probable that any such penalties will be incurred.

Employment Agreements

Two officers and two members of the Company’s board, who are former officers of the Company, have employment agreements.  In 2009, the Company paid these four individuals a total of $1,656,202 in salary and bonuses.  The four employment agreements have terms that run through March 31, 2011 and have annual minimum compensation obligations of approximately $1,490,300 and $1,535,200 in fiscal years 2010 and 2011.  The employment agreements for the Company’s officers, Andrew G. Barnett and David Walz, provide, in addition to their base salaries, minimum cash bonuses, stock options and other executive benefits common for these types of employment arrangements.

Note 19 - Lease Commitments:

The Company leases its corporate office and other office facilities under operating leases, which expire on various dates through 2013.  Future payments under non-cancelable operating lease obligations for office space, including the lease entered into in August 2009 referred to below are as follows:

Years Ending June 30,
2010	$161,971
2011	144,333
2012	137,286
2013	40,924

Rent expense under all operating leases in fiscal years ended June 30, 2009 and 2008 was $125,848 and $225,925, respectively.  In August 2009, the Company acquired additional space for its corporate office with an annual obligation of $37,416, which is included in the above obligations.

Note 20.  Valuation and qualifying accounts

The following is a summary of the allowance for doubtful accounts related to accounts and notes receivable for the years ended June 30, 2009 and 2008:

	2009	2008
Balance at beginning of year	$2,941,917	$2,202,510
Provision for doubtful accounts and notes	2,111,499	796,027
Uncollectible accounts written off, net of recoveries	(1,965,144)	(56,620)
Balance at end of year	$3,088,272	$2,941,917

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

We have not had any disagreements with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

Item 9A. Controls and Procedures:

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

The Company’s management carried out an evaluation, conducted by its chief executive officer and chief financial officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of Jun 30, 2009, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as they relate to day-to-day reporting of financial transactions as of June 30, 2009 were effective.    However, the Company’s controls over the reporting of unusual, one-time, non-operational events or transactions were not adequate or effective.

(b)  Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2009, the Company’s internal control over day-to-day financial reporting was effective, but its internal control over reporting of unusual, non-operational or one-time transactions was not effective.

Upon identification of the weakness in reporting of unusual, non-operational or one-time transactions, management advised our Audit Committee of the issues encountered and management’s key decisions related to remediation efforts.  Our Audit Committee reviewed, advised and concurred with management’s plan of remediation, which included the hiring of its Vice President, Finance, and a strengthening of its understanding of the recording and reporting of one-time, non-operational transactions.

Although these material weaknesses over preparation of the financial statements and related disclosures existed at year end, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition as of June 30, 2009 and June 30, 2008, and our results from operations for the years then ended, in conformity with GAAP.

While we have taken appropriate steps to remediate the material weaknesses described above, additional measures may be required. The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting that will be performed after the close of our first fiscal quarter of 2009, which ends on September 30, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Such report is not required by the Company’s registered public accounting firm.

Item 9B.   Other Information:

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance:

Our directors, executive officers and control persons and their respective ages as of September 25, 2009 are as follows:

Name	Age	Position
Andrew G. Barnett	55	CEO, CFO, Secretary, Director
David Walz	49	President, Treasurer
John Capotorto, MD	48	Chairman of the Board and Director
Paul Basmajian	52	Director
John DeNobile	36	Director
Dr. Phillip Forman	50	Director
Douglass Trussler	38	Director
Louis Bissette	40	Director

Business Experience of Current Officers and Directors:

All of our directors serve a one year term until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, directors and significant employees:

Andrew G. Barnett has been our Chief Executive Officer since January 19, 2007, our Chief Financial officer since February 13, 2007 and is also our Corporate Secretary.  From January 1, 2001 through January, 2007, Mr. Barnett was a principal of Morris Anderson & Associates, Ltd., a financial and management consulting firm. Mr. Barnett brings extensive expertise in the development and implementation of strategic plans, and operational and financial strategies.  Mr. Barnett has served in advisory and senior management capacities as CEO, COO, and CFO to both publicly and privately held companies.  Mr. Barnett has acted in such capacities in many companies including a $1 billion tobacco and HBA distributor, a $100 million outdoor security lighting company, a $150 million periodicals agency, a $90 million consumer products company, a $100 million financial services company, a $100 million industrial parts distributor, and a $50 million professional services firm. Mr. Barnett has served a broad range of clients with operations throughout the United States as well as in Europe, the Middle East and Asia.  Industry experience includes retail, manufacturing, consumer products, publishing, financial services, wholesale distribution and professional services.  Mr. Barnett has served as a director since 2008.

David J. Walz was named President on September 27, 2006 and is also our Treasurer. Mr. Walz joined the predecessor company in November 2003 as Executive Vice President and Chief Operating Officer. Mr. Walz is an executive with over 21 years of experience in hospital operations, financial management, business development and strategic planning within complex healthcare organizations. From November 2000 to September 2003, Mr. Walz was Executive Director/Vice President of Operations at St. John’s Queens Hospital, a teaching division of Saint Vincent’s Catholic Medical Centers in New York, where he was responsible for the day-to-day operations.  Prior to this role, Mr. Walz held various positions in finance, including director of finance for a four-hospital system. Mr. Walz has a Bachelors degree in Finance, Banking and Investments and also holds a Master Degree in Healthcare Administration.  Mr. Walz is a Fellow (“FHFMA”) and a Certified Managed Care Professional (“CMCP”) in the Healthcare Financial Management Association

Phillip Forman, DPM, who serves as the Company’s Co-Medical Director, was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007, served as the chief executive officer of American Hyperbaric, Inc.  Prior to joining New York Hyperbaric, he was a private practitioner.  He received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine.  His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending, Staten Island University Hospital and Associate Director, Residency Program, Staten Island University Hospital.  Dr. Forman has extensive experience in wound care. He has participated in numerous clinical trials involving diabetic foot infections, novel antibiotics and new biopharmaceuticals for problem and non-healing wounds of the lower extremities.  He has participated in trials with Merck & Co., Inc., Pharmacia, OrthoBiotech, Novartis/Organogenesis, Johnson & Johnson, Monsanto, Ortho-McNiel, Alpha Therapeutics and Ortec International. In addition to his clinical trial participation, Dr. Forman has several research projects underway involving Osteomyelitis and Vascular Disease in patients with Diabetes.  Dr. Forman has served as a director since 2005.

John V. Capotorto, M.D., who serves as the Company’s Chairman of the Board and Co-Medical Director, was the Chief Medical Director of New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and from July, 2005 through January 18 was the Vice President of American Hyperbaric, Inc.  Prior to joining New York Hyperbaric Dr. Capotorto was an attending physician in Adult and Pediatric Endocrinology and was a clinical assistant professor at SUNY HSCB since 1996.  He holds board certification in Internal Medicine, Pediatrics, Adult and Pediatric Endocrinology and Metabolism, and is accredited in Hyperbaric Medicine. Additionally, he is the Medical Director of the Diabetes Treatment Center at Staten Island University Hospital and has extensive experience in both wound care and hyperbaric medicine. Dr. Capotorto graduated from Vassar College in 1981 and studied Medicine at the University of Bologna.  He returned to New York where he completed a combined medical and pediatric internship and residency.  Dr. Capotorto was a Research Fellow in Islet Cell Transplantation at the Joslin Diabetes Center and a clinical fellow in Adult and Pediatric Endocrinology at both the Joslin Diabetes Center and Children’s Hospital, part of the Harvard Medical School system. In addition to his medical training, Dr. Capotorto has completed an Executive MBA program at the Baruch College.  He is a member of the Beta Gamma Sigma Honor Society and has used his combined medical and business knowledge towards developing and opening comprehensive Hyperbaric and Wound Care Centers.  Dr. Capotorto has served as a director since 2005.

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

John DeNobile founded American Hyperbaric in May 2005. From April 2002 through May, 2005, Mr. DeNobile invested in real estate development projects, from pre-construction through rental phase, as well as acting as a consultant to emerging companies.  From 1995 through April 2002, Mr. DeNobile was a licensed stock broker at Winchester Investment Securities, Inc. Mr. DeNobile is currently president of Axcess, Inc., a company dedicated to providing state of the art imaging, diagnostic and interventional services and education to meet the vascular access needs of the hemodialysis community. .  Mr. DeNobile has served as a director of the Company since 2005.

Douglas B. Trussler co-founded Bison Capital in 2001 and is a partner and serves as its president. Previously, he was at Windward Capital Partners LP, and at Credit Suisse First Boston. Mr. Trussler is currently a member of the Board of Directors of GTS Holdings, Inc., Performance Team Freight Systems, Inc., Royal Wolf Australia Ltd., Royal Wolf Trading New Zealand Limited, Precision Assessment Technology Corporation, and Big Rock Sports, LLC. He was formerly a member of the Board of Directors of Twin Med, LLC and Helinet Aviation, Inc.  Mr. Trussler earned a BA with honors in Business Administration from the University of Western Ontario in Canada.  Mr. Trussler has served as a director of the Company since 2008.

Louis Bissette is a partner of Bison Capital, having joined the firm in 2005 to head its east coast operations based in Charlotte, NC.  Previously, he was a General Partner at Brentwood Associates, a leading Los Angeles-based middle market private equity firm.  Prior to Brentwood, he worked in the corporate finance department of Morgan Stanley & Co., where his primary coverage responsibilities included the firm's private equity clients.  Mr. Bissette is a member of the Board of Directors of Big Rock Sports, LLC. Mr. Bissette graduated with a degree in Economics from the University of North Carolina at Chapel Hill, where he was a John Motley Morehead Scholar.  Mr. Bissette has served as a director of the Company since 2008.

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

Family and Other Relationships:

There are no family relationships between any two or more of our former or current directors or executive officers.  Except as described below, there is no arrangement or understanding between any of our former or current directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Bison Capital Equity Partners II-A., L.P. Bison Capital Equity Partners II-B., L.P. (collectively, the “Bison Entities”), the Company and certain executive officers and stockholders of the Company, including Dr. Capotorto, Dr. Forman, Mr. Barnett, Mr. Walz, Mr. De Nobile, Mr. Basmajian and the Elise Trust, are parties to a Voting Agreement dated as of March 31, 2008, pursuant to which such parties have agreed to vote their shares of common stock of the Company in favor of the election of two representatives designated by the Bison Entities, initially Messrs. Trussler and Bissette, as directors of the Company.  Such voting agreement also provides that, under certain circumstances following an Event of Default (as defined in the Securities Purchase Agreement dated as of March 31, 2008, between the Bison Entities and the Company), the Bison Entities shall be entitled to designate a majority of the Company’s directors.  The Voting Agreement also provides that the number of directors constituting the entire board of directors shall not exceed seven without the written consent of the Bison Entities.

Board Committees and Independence:

Director Independence; Audit Committee

Director Independence

The Board assesses each director’s independence in accordance with the applicable rules and regulations of NASDAQ.  This assessment includes a review of any potential conflicts of interest and significant outside relationships.  In determining each director’s independence, the Board broadly considers all relevant facts and circumstances, including specific criteria included in NASDAQ’s corporate governance standards.  For these purposes, the Board of Directors considers certain relationships that existed during a three-year look-back period.  The Board of Directors considers the issue not merely from the standpoint of a director, but also from the standpoint of persons or organizations with which the director has an affiliation.  An independent director is free of any relationship with the Company or management that impairs the director’s ability to make independent judgments.

Based on this assessment, the Board of Directors has determined that Messrs.  Basmajian, Bissette and Trussler are independent.

Audit Committee

In October 2008, the Board of Directors established and Audit Committee, and on March 5, 2009, appointed Messrs. Bissette, Trussler and Barnett as members of the Audit Committee. The principal functions of the Audit Committee are to recommend the annual appointment of the Company’s auditors, to discuss with the auditors matters concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company’s operating results and to review the Company’s internal control procedures.

The Board of Directors has determined that Messrs. Bissette, Trussler and Barnett are audit committee financial experts within the meaning of applicable SEC rules.

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until their earlier death, retirement, resignation or removal.  Our bylaws set the authorized number of directors at not less than one or more than nine, with the actual number fixed by our board of directors. Under our bylaws, the Board of Directors has fixed the number of directors at seven.  Our bylaws authorize the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution.

On March 5, 2009 the Board of Directors authorized the establishment of a Compensation Committee.  The principal functions of the Compensation Committee are to review and recommend compensation and benefits for the executives of the Company.

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

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended June 30, 2009.

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

The company adopted a formal code of ethics statement that is designed to deter wrong doing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the company files or submits to the SEC and others.  A copy of the code of ethics is filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 24, 2004, and may be obtained without charge from the Company upon request.  Such request may be directed to the Company at its principal executive offices, 155 White Plains Road, Suite 200, Tarrytown, NY 10591, attention: Corporate Secretary.

ITEM 11.   Executive Compensation:

FISCAL 2009 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended June 30, 2009 and 2008. The Named Executive Officers are the Company’s Chief Executive Officer and Chief Financial Officer and the Company’s President. These are the only two executive officers that served during the year ended June 30, 2009.

							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)		($)

Andrew G. Barnett (2)	2009	382,313	250,000	-	767,259	-	-	35,973	(2)	1,435,545
Chief Executive Officer and	2008	335,880	-	-	975,185	125,000	-	22,075	(2)	1,458,140
Chief Financial Officer

David J. Walz (5)	2009	290,557	60,000	-	254,222	-	-	25,771	(2)	630,550
President	2008	215,385	42,308	-	204,172	-	-	16,306	(2)	478,171

(1)
The values for option awards in this column represent the cost recognized for financial statement reporting purposes for fiscal year 2009 and 2008, respectively, in accordance with FAS 123R. However, pursuant to SEC rules these values are not reduced by an estimate for the probability of forfeiture. The assumptions used to value these awards can be found in Note 5 to the financial statements in this Form 10-K.

(2)	We reimbursed automobile expenses for Messrs. Barnett and Walz in the amounts of $25,704 and $15,000, respectively, and health benefit expenses in the amounts of $10,269 and $10,771, respectively.

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

Under the terms of the agreement, Mr. Barnett will receive an annual base salary of $375,000 beginning March 31, 2008, which salary will be reviewed annually by the board of directors.  In addition, Mr. Barnett is eligible to earn annual cash performance bonuses based on the Company’s achievement of certain adjusted EBITDA targets for fiscal years 2009 through 2013 and thereafter.  The amount of the annual cash performance bonus, if earned, will be set by the Board in its sole discretion, but will be no less than $50,000 and no greater than 50% of his then-existing base salary.  Mr. Barnett is also eligible for all employee benefits made available generally to other senior executive officers, including participation in medical and life insurance programs and profit sharing plans, and is entitled to reimbursement for automobile expenses, provided such expenses do not exceed $15,000 per year and $3,000 per month. We have agreed to establish a long-term incentive plan, in which Mr. Barnett will be entitled to participate.  If Mr. Barnett is subject to an excise tax under the Internal Revenue Code of 1986, as amended, he will be entitled to a gross-up payment.

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

Under the amended and restated employment agreement, on July 21, 2008 Mr. Barnett was granted an additional 750,000 performance vesting options at an exercise price of $1.05 per share.  These performance vesting options will vest 33 1/3% per year if we meet certain quarterly Adjusted EBITDA targets during fiscal years 2009, 2010 and 2011.  Mr. Barnett’s options will vest upon a change of control as described below. Mr. Barnett’s option to purchase such shares of our common stock will remain outstanding for 10 years following the date of its grant.

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

Employment Agreement for David Walz

On December 2, 2008, The Center for Would Healing, Inc. (the “Company”) entered into an Amended and Restated Employment Agreement with David Walz, the Company’s President and Treasurer (the “Amended Agreement”).

The Amended Agreement, effective as of October 7, 2008, amended and restated the Employment Agreement dated April 1, 2005.  The prior agreement was filed with the Company’s Form 10-K for the fiscal year ended June 30, 2007.  The material amendments to the Amended Agreement are described below.  The description is qualified by the Amended Agreement filed as Exhibit 10.1 to this Form 8-K.

The initial term of the Amended Agreement is three years, commencing October 7, 2008 and ending on June 30, 2011, and will be automatically renewed for an additional 12 months unless Mr. Walz or the Company provides written notice of the intent not to renew on or before January 1, 2011.  After each 12 month extension, the term will continue to renew for successive 12 month periods unless Mr. Walz or the Company provides written notice of the intent not to renew no less than 180 days prior to the end of the renewal term.

Mr. Walz’s annual base salary is $285,000 and is subject to annual cost of living increases not to exceed 4% per year.  The Board will also review the base salary at least annually and may increase it in its sole discretion.  Mr. Walz will receive a $10,000 signing bonus upon execution of the Amended Agreement.  He is eligible to earn annual cash performance bonuses based on the Company’s achievement of certain gross margin targets for fiscal years 2009 through 2011 and thereafter.  The amount of the annual cash performance bonus, if earned, will be set by the Board in its sole discretion, but will be no less than $50,000 and no greater than 50% of his applicable base salary.  Mr. Walz’s car allowance is increased to an amount not exceeding $15,000 per year, and his vacation is increased to 6 weeks per year.

The exercise price of the 210,000 time vesting options previously granted to Mr. Walz is decreased to $1.05 per share, which represents the fair market value of a share of the Company’s stock as determined by the Board as of October 8, 2008. The expiration date of the time vesting options is extended to April 1, 2011.  In addition, on October 8, 2008, Mr. Walz was granted (i) an additional 300,000 time vesting options and (ii) an additional 225,000 performance vesting options, at an exercise price of $1.05 per share.  The time vesting options will vest 25% per year on each anniversary of the grant date.  The performance vesting options will vest 33 1/3% per year if we meet certain quarterly Adjusted EBITDA targets during fiscal years 2009, 2010 and 2011.

In the event of a termination of his employment by the Company without cause, by Mr. Walz for good reason or by Mr. Walz following a change in control, he is entitled to (1) continuation of his then-existing base salary through the end of the term or for 24 months, whichever is longer, (2) a pro-rata amount of his annual bonus, (3) payment of any accrued employment benefits and (4) continued health or medical benefits for 24 months.  Any unvested time vesting options will immediately vest and become exercisable.  With respect to performance vesting options, if the Company’s annualized EBITDA for the quarter during which the termination takes place exceed any of the EBITDA vesting thresholds, then any performance vesting options that would have vested as a result of the Company’s achieving such EBITDA threshold at any time shall vest and become exercisable.

However, if his employment is terminated as a result of the Company’s failure to renew the initial term of this Amended Agreement, then he is generally entitled to receive the continuation of his base salary and his health or medical benefit plans for a period of 12 months.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR END

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers on June 30, 2009. All options were granted under the Center for Wound Healing 2006 Stock Option Plan, formerly called the Kevcorp Services Inc. 2006 Stock Option Plan.   There were no stock awards outstanding on June 30, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Andrew G. Barnett	700,000					1.05	January 19, 2007	January 19, 2017
	250,000					1.05	July 21, 2008	July 21, 2018
		100,000	(1)			1.05	January 19, 2007	January 19, 2017
				200,000	(2)	1.05	January 19, 2007	January 19, 2017
				500,000	(3)	1.05	July 21, 2008	July 21, 2018
David J. Walz	210,000					1.05	April 1, 2006	April 1, 2011
	150,000					1.05	October 8,2008	October 8, 2013
		225,000	(4)			1.05	October 8,2008	October 8,2013
				150,000	(5)	1.05	October 8,2008	October 8,2013

(1)	Options will vest on January 3, 2010.
(2)	Of these options, 100,000 will vest related to each respective fiscal year if the Company meets certain financial targets during fiscal 2010 and fiscal 2011.
(3)	Of these options, 250,000 will vest related to each respective fiscal year if the Company meets certain financial targets during fiscal 2010 and fiscal 2011.
(4)	Of these options, 75,000 will vest in each October of 2009, 2010, and 2011.
(5)	Of these options, 75,000 will vest related to each respective fiscal year if the Company meets certain financial targets during fiscal 2010 and fiscal 2011.

FISCAL 2009 DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our non-executive officer directors in fiscal year 2009.  Mr. Barnett’s compensation is set forth in the Fiscal 2009 Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Paul Basmajian	—	—	—	—	—		—
Louis Bissette	—	—	—	—	—		—
John Capotorto, M.D.	—	—	—	—	372,338	(2)	372,338
John DeNobile	—	—	—	—	—		—
Phillip Forman, M.D.	—	—	—	—	347,338	(2)	347,338
Douglas B. Trussler	—	—	—	—	—		—

(1)	As of June 30, 2009, Mr. Basmajian held 110,000 vested options that expire on July 18, 2012.
(2)
Dr. Capotorto received $ 336,666 in salary, $10,673 in health benefit expense and $25,000 for a car allowance for his service as Co-Medical Director, a non-executive position; and Dr. Forman received $336,666 in salary, and $10,673 for health benefit expense for his service as Co-Medical Director, a non-executive officer position.  The employment agreements are described below.

Employment Agreements for John Capotorto and Phillip Forman

We have employment agreements with two of our directors who continue to serve as non-executive officers of the Company.

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

Upon a change of control of our Company, if (1) an employee is terminated by us at any time subsequent to a change of control, other than for cause; or (2) an employee voluntarily terminates such employment within 180 days subsequent to a change of control, then, in addition to any other amounts we may be obligated to pay that employee, we agree to pay to the employee within 10 days after such termination a lump sum payment in cash in an amount equal to 2.99 times the employee’s base salary.  For purposes of the employment agreements, a change of control occurs if (1) any person or group of persons becomes the beneficial owner of more than 35% of our outstanding voting securities; or (2) when individuals who are members of the board of directors at any one time shall, within a period of 13 months thereafter, cease to constitute a majority of the board of directors except where such change is approved by a majority of such members of the board of directors who both are then serving as such and were serving as such at the beginning of the period.

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

Under the terms of the employment agreements, we agree to indemnify Dr. Forman and Dr. Capotorto to the maximum extent permitted by law against all claims, judgments, fines, penalties, liabilities, losses, costs and expenses (including reasonable attorneys’ fees) arising from their position as executive officers, or from acts or omissions made in the course of performing their duties for us.  However, such indemnity does not apply to acts or omissions which constitute willful misconduct, gross negligence, or which resulted in an improper personal benefit for the employee.  In addition, we agree to maintain directors’ and officers’ liability insurance on behalf of the employees.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following tables set forth certain information with respect to the beneficial ownership of The Center for Wound Healing’s Common Stock as of September 15, 2009 by each director and named executive officer of the Company, all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of the Common Stock.

(A)	Security Ownership of Certain Beneficial Owners

	AMOUNT OF	PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER	OWNERSHIP (1)	OF CLASS (2)
The Elise Trust P.O. Box 562, Goldens Bridge, NY 10526	4,209,294	12.5%

(B)	Security Ownership of Management

	AMOUNT OF
NAME OF BENEFICIAL OWNER	OWNERSHIP (1)(2) (3)	PERCENT OF CLASS (4)
Andrew G. Barnett	1,036,450	3.1%
Paul Basmajian	337,776	1.0%
Louis Bissette (5)	7,941,926	23.7%
John Capotorto, M.D.	4,409,292	13.1%
John DeNobile	2,050,924	6.1%
Phillip Forman, M.D.	3,909,292	11.6%
Douglas B. Trussler (5)	7,941,926	23.7%
David Walz	525,999	1.6%

Directors and executive officers as a group (8 persons)	20,211,659	60.2%

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

(3) Includes shares which may be acquired through stock options exercisable through November 15, 2009 in the following amounts: Barnett - 950,000; Basmajian - 110,000; and Walz - 435,000.

(4) Based on 24,123,638 shares of Common Stock issued and outstanding as of September 15, 2009; 1,495,000 exercisable stock options; and 7,941,926 outstanding warrants.  This totals 33,560,564.

(5)  Includes the following for which the named person has shares voting and investment power:  warrants held by Bison Capital Equity Partners II-A, L.P. to purchase a total of 526,153 shares of Common Stock at the initial exercise price of $5.00 per share and warrants held by Bison Capital Equity Partners II-B, L.P. to purchase a total of 7,415,773 shares of Common Stock at the initial exercise price of $5.00 per share.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

In January 2008 the Company raised a total of $1.6 million from individual investors in the form of a short term unsecured note, (the “Bridge Financing Note”) the terms of which provided the parties purchasing such note with interest paid in cash or in lieu of cash, warrants with an exercise price of $2 per share. These funds obtained from the issuance of the note were used to fund the $1.5 million payment due the Bondholders on or before January 31, 2008 (of the $1.5 million, $1.2 million was used to retire principal and $300 thousand was paid for a consent fee). John Capotorto, the Company’s Co-Chief Compliance Officer and Chairman of the Board of Directors, and Paul Basmajian, a director of the Company; and Andrew Barnett and Dave Walz, respectively, the Chief Executive Officer and President of the Company, collectively loaned the Company $600 thousand of the total $1.6 million raised.  On January 25, 2008 the Company used $1.5 million of the Bridge Financing Note to pay the Bondholders and $100 thousand for working capital purposes. On March 31, 2008 the entire $1.6 million Bridge Financing Note was paid in full from the proceeds of the Bison financing.

Item 14. Principal Accountant Fees and Services:

Audit Fees:

The following is a summary of the fees incurred by the Company for professional services rendered by its principal accountants for fiscal 2009 and 2008:

	Year Ended June 30,
	2009	2008

Audit Fees(a)	$316,000	$282,000
Audit related fees (b)	–	–
Tax fees (c)	–	95,000
All Other(d)	–	–
Total	$316,000	$377,000

(a)	Audit Fees:

Our former principal accountant, Raich Ende Malter & Co. LLP, billed approximately $116,000 for professional services that it provided for the review of our 2009 interim financials, and approximately $282,000 for work completed for fiscal year 2008. For the audit work performed on our fiscal 2009 consolidated financial statements, we retained Eisner LLP, which expects to bill the Company approximately $200,000.

(b)	Audit Related Fees:
None.

(c)	Tax Fees:

Raich Ende Malter & Co. LLP billed us aggregate fees in the amount of $95,000 for the fiscal year ended June 30, 2008 for tax compliance, tax advice and tax planning services.  Our principal accountant, Eisner LLP, does not provide tax compliance, tax advice or tax planning services to the Company.

(d)	All Other Fees:

None.

ITEM 15.   Exhibits:

The following exhibits are included as part of this Annual Report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to Form 10-K filed on April 10, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Form 8- filed on July 25, 2008)

4.1
Securities Purchase Agreement dated as of April 7, 2006 among the Company and the purchasers named therein with respect to $5.5 million principal amount of Debentures and Warrants to purchase common stock of the Company, including the form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Annual Report on Form10-KSB filed on September 25, 2008)

4.3
Securities Purchase Agreement dated as of March 31, 2008 among the Company and Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. (“Bison”) (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 7, 2008)

4.4
15% Senior Secured Subordinated Promissory Note in the principal amount of $20 million due March 31, 2013 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 7, 2008)

4.5
Common Stock Warrant Agreement dated as of March 31, 2008 among the Company and Bison, and the related Series W-1 and W-2 Warrants (incorporated by reference to Exhibits 4.3, 4.4 and 4.5 to the Current Report on Form 8-K filed on April 7, 2008)

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

10.3*
Amended and Restated Employment Agreement between The Center for Wound Healing, Inc. and David Walz, executed December 2, 2008 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed December 2, 2008)

10.5 *
Amended and Restated Employment Agreement between The Center for Wound Healing, Inc. and Andrew Barnett executed July 21, 2008 (incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-KSB filed on September 25, 2008)

10.6	2006 Stock Option Plan, as Amended and Restated July 21, 2008 (incorporated by reference to Exhibit 10.6 of Annual Report on Form 10-KSB filed on September 25, 2008)
10.7
Settlement Agreement between the Company and Keith Greenberg, Elise Greenberg, the Elise Trust, Raintree Development, LLC, JD Keith LLC and Braintree Properties LLC dated September 21, 2007 (incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-KSB filed on September 25, 2008)

10.8
Settlement Agreement between the Company and Med-Air Consultants, Inc., Alan Richer and Joel Macher dated August 9, 2007 (incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-KSB filed on September 25, 2008)

10.10
Seventh Amendment to Amended and Restated Loan Agreement dated March 31, 2008 by and among the Company, certain borrowers named therein and Signature Bank (incorporated by reference to Exhibit 10.10 of Annual Report on Form 10-KSB filed on September 25, 2008)

10.11†	Eighth Amendment to Amended and Restated Loan Agreement dated December 18, 2008 by and among the Company, certain borrowers named therein and Signature Bank

10.12†	Waiver dated as of October 9, 2009, in respect of Amended and Restated Loan Agreement dated December 18, 2008 by and among the Company, certain borrowers named therein and Signature Bank

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to Form 10-K filed on September 24, 2004)

21.1†	Subsidiaries

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

†   Filed herewith

*   Management contract

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief	October 13, 2009
Andrew G. Barnett	Financial Officer;

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief	October 13, 2009
Andrew G. Barnett	Financial Officer; Director

Director
John DeNobile

/s/ Dr. John Capotorto	Director	October 13, 2009
Dr. John Capotorto

/s/ Paul Basmajian	Director	October 13, 2009
Paul Basmajian

/s/ Dr. Phillip Forman	Director	October 13, 2009
Dr. Phillip Forman

/s/Douglas B. Trussler	Director	October 13, 2009
Douglas B. Trussler

/s/Louis Bissette	Director	October 13, 2009
Louis Bissette