Form 10-Q
period 2009-09-30
Center for Wound Healing, Inc.
filed 2009-11-16
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
YES ☐ NO☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of September 30, 2009, there were 24,123,638 shares of common stock issued and outstanding.

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q
September 30, 2009

TABLE OF CONTENTS

ITEM 1.         UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$622,187	$339,859
Accounts receivable, net of allowance for doubtful
accounts of $3,115,974 and $2,969,974 respectively	14,176,339	14,590,231
Notes receivable, net of allowance of $118,298	129,541	140,536
Income tax refunds receivable	22,180	-
Prepaid expenses and other current assets	400,015	295,135

Total current assets	15,350,262	15,365,761

Property and equipment, net	6,947,020	7,585,373
Intangible assets, net	2,572,173	3,110,378
Goodwill	751,957	751,957
Other assets	1,343,230	1,427,391

TOTAL ASSETS	$26,964,642	$28,240,860

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,943,281	$3,080,796
Current maturities of oligations under capital leases	86,552	138,145
Current maturities of notes payable and long-term debt	1,469,580	2,489,853
Payable to former majority members	-	118,034
Total current liabilities	4,499,413	5,826,828

Notes payable and long-term debt, less current maturities	16,365,282	15,096,439
Warrant obligation	2,645,065	-

TOTAL LIABILITIES	23,509,760	20,923,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
The Center for Wound Healing, Inc stockholders' equity:
Common stock, $0.001 par value; 290,000,000 shares authorized;
24,123,638 shares issued and outstanding	24,123	24,123
Additional paid-in capital (including cumulative effect of change in
accounting principle (see Note 2 k.))	20,182,327	31,625,135
Accumulated deficit (including cumulative effect of change in
accounting principle (see Note 2 k.))	(16,979,930)	(24,646,815)
Total The Center for Wound Healing, Inc stockholders' equity	3,226,520	7,002,443

Non-controlling interest	228,362	315,150
TOTAL STOCKHOLDERS' EQUITY	3,454,882	7,317,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,964,642	28,240,860

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	September 30,
	2009	2008
	(Unaudited)

REVENUE	$7,287,969	$7,026,147

OPERATING EXPENSES
Cost of services	3,952,708	3,581,893
Sales and marketing	75,873	40,949
General and administration	2,832,740	2,689,103
Depreciation and amortization	334,444	232,556
Bad debts	146,000	120,000

TOTAL OPERATING EXPENSES	7,341,765	6,664,501

OPERATING (LOSS) INCOME	(53,796)	361,646

OTHER EXPENSES (INCOME)
Interest expense	1,478,898	1,095,120
Interest income	(634)	(7,236)
Loss on disposal of property and equipment	8,043	-
Change in fair value of warrant obligation	(988,476)	-

TOTAL OTHER EXPENSES	497,831	1,087,884

LOSS BEFORE PROVISION FOR INCOME TAXES	(551,627)	(726,238)

PROVISION FOR INCOME TAXES	-	25,722

NET LOSS	(551,627)	(751,960)

Net loss attributable to non-controlling interest	(68,396)	(30,178)

NET LOSS ATTRIBUTABLE TO THE CENTER FOR WOUND HEALING, INC	$(483,231)	$(721,782)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	24,123,638	23,373,281

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

	The Center for Wound Healing, Inc Shareholders
	Common Stock		Additional Paid-	Accumulated	Noncontrolling
	Shares	Amount	in Capital	Deficit	Interest	Total

Balance at June 30, 2009	24,123,638	$24,123	$31,625,135	$(24,646,815)	$315,150	$7,317,593

Cumulative effect of change in accounting principle (see Note 2 k.)			(11,783,655)	8,150,116		(3,633,539)

Stock-based compensation			340,847			340,847
Distribution to non-controlling interest holders					(18,392)	(18,392)
Net loss	-	-	-	(483,231)	(68,396)	(551,627)

Balance at September 30, 2009	24,123,638	$24,123	$20,182,327	$(16,979,930)	$228,362	$3,454,882

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(551,627)	$(751,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,268,270	1,192,039
Change in fair value of warrant liability	(988,476)	-
Amortization of deferred financing costs	84,160	51,730
Bad debt expense	146,000	120,000
Loss on disposal of property and equipment	8,043
Accrued interest added to debt principal	1,351,697	941,956
Stock-based compensation expense	340,847	669,270
Changes in operating assets and liabilities:
Accounts and notes receivable	278,886	(1,044,400)
Prepaid expenses and other current assets	(104,881)	70,787
Accounts payable and accrued expenses	(137,515)	(302,028)
Income tax refunds receivable	(22,180)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,673,224	947,394

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(99,751)	(497,662)
Increase in security deposits	-	(11,616)
NET CASH USED IN INVESTING ACTIVITIES	(99,751)	(509,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(51,592)	(172,596)
Advances from affiliates	-	144,444
Net (repayments) proceeds from bank loan - revolving line of credit	(744,988)	110,001
Repayment of bank loan - term note	(125,000)
Payments to former majority members	(118,034)	(50,000)
Repayment of notes payable	(233,139)	(230,446)
Distributions to non-controlling interest	(18,392)	(701)
NET CASH USED IN FINANCING ACTIVITIES	(1,291,145)	(199,298)

NET INCREASE IN CASH	282,328	238,818

CASH – BEGINNING OF PERIOD	339,859	55,139

CASH – END OF PERIOD	$622,187	$293,957

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the year:
Interest	$45,322	$101,436
Income taxes	$46,060	$25,722

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) (formerly known as American Hyperbaric, Inc.) was organized on May 25, 2005.  CFWH develops and manages wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING TM” throughout the United States.  These centers render wound care treatments and the specialized service of hyperbaric medicine, and are developed in partnerships with community and acute care hospitals.  CFWH is contracted by the hospitals on a multi-year basis to start up and manage the hospital’s wound care program.

As of September 30, 2009, CFWH operates thirty-five (35) wound care centers with various institutions. Such centers operate as either wholly-owned or majority-owned limited liability subsidiaries of CFWH.  CFWH manages and provides administrative services to Hyperbaric Medical Association, P.C. (“HMA”), a New York professional staffing company, owned by a Company employee, under the terms of the Management Service Agreement between the Company and HMA.  In return, HMA provides professional healthcare staffing services to CFWH, its sole customer, under the terms of the Technical Service Agreement.  CFWH is headquartered in Tarrytown, New York.

Note 2 - Summary of Selected Significant Accounting Policies

a.           Basis of Presentation: The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations and financial position for the interim periods presented have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission (“Commission”) on October 13, 2009. Interim results are not necessarily indicative of the results for a full year.

b.           Principles of Consolidation.  The accompanying condensed consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries and of Hyperbaric Medical Association, P.C., a variable interest entity, whose primary beneficiary is CFWH.  Acquisitions of majority ownership interests are accounted for under the purchase method of accounting and reflect the fair value of net assets acquired at the date of acquisition.  All intercompany profits, transactions, and balances have been eliminated. Non-controlling interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Non-controlling interest” in the accompanying condensed consolidated balance sheet and the caption “Net loss attributable to non-controlling interest” in the accompanying condensed consolidated statement of operations.  Non-controlling interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of its subsidiaries, and in the condensed consolidated balance sheet represents the portion of the net assets of subsidiaries not attributable to the Company.

d.           Revenue Recognition and Accounts Receivable.  Patient service revenue is recognized when the service is rendered and the amount due is estimable, in accordance with the terms of the individual contracts with hospitals.   Generally, the contracts provide for a flat fee per patient treatment, which may be derived from amounts allowable by third party payers.  The reimbursement rates paid by insurance companies for wound care and hyperbaric treatments vary in accordance with the insurance companies’ contracts with the hospital. Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers.   As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals.  As of September 30, 2009 and June 30, 2009 approximately $9.7 and $12.6 million, respectively of accounts receivable, were unbilled.  Because the collection of receivables from certain hospitals encompasses two separate billing processes, by the hospital to third party payers and by CFWH to the hospitals, the elapsed time between rendering of patent services and collection by CFWH may be several months.

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

f.           Fair Value of Financial Instruments.  The carrying amount of cash, accounts and notes receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of the instruments. The carrying amount of the Company’s Bank Loan, (Note 6), approximates fair value due to the variable interest rates applicable to such indebtedness.  The fair value of the Company’s other indebtedness, consisting of notes payable, capital lease obligations and the Bison Note, (Note 6), was estimated to be approximately $23 million at September 30, 2009, based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.

g.           Loss Per Share.  Basic net earnings (loss) per share are calculated based on the weighted average number of common shares outstanding for each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants.  Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Potential common shares as of September 30, 2009 and 2008 are as follows:

	Sept, 2009	Sept, 2008
Options to purchase shares of common stock	3,952,500	2,767,667
Warrants, issued and issuable, to purchase shares of common stock	14,085,676	14,085,676
Total potential shares of common stock	18,038,176	16,853,343

h.           Stock Based Compensation.  The Company recognizes all stock based payments, including grants to employees of common stock options, as an expense based on fair values of the grants measured on award dates, generally using Black-Sholes valuation model, over vesting periods of such grants and net of an estimated forfeiture rate for grants to employees.  The Company estimates the expected life of options granted based on historical exercise patterns and volatility based on trading patterns of its common stock over a period similar to vesting period of the grants.

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

j.           Impairment. The Company reviews its long-lived assets and goodwill for impairment at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As of September 30, 2009 were no such indications.

k.           Recently Issued Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the “Codification”).  Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing rules and related literature issued by the FASB, American Institute of Certified Public Accountants (“AICPA”) and Emerging Issues task Force (“EITF”).  The Codification also eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other literature is considered non-authoritative.  The Codification, which has not changed GAAP, was effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ended September 30, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of the Codification had no impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and, (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and (4) requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted these amendments effective April 1, 2009 and has evaluated subsequent events through the date the financial statements were filed on November 16, 2009.

In August 2009, the FASB issued amended guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, the fair value of a liability is measured using one or more of the valuation techniques that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  This guidance is effective for the first reporting period (including interim periods) after issuance.  The Company adopted this guidance in the quarter ended September 30, 2009.  The adoption had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets.  The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary.  In addition, qualifying special purpose entities (QPESs) are no longer exempt from consolidation under the amended guidance.  The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset.  The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company does not believe that adoption of these amendments will have any effect on its consolidated financial statements.

In April, 2009, the FASB issued additional requirements regarding interim disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments in interim and annual financial statements.  The new requirements are effective for interim periods ended after June 15, 2009 and the Company adopted this requirement in the quarter ended September 30, 2009. See Note 2 f. above.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities.  These requirements give financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  These requirements are effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within such fiscal year with early application encouraged but not required.  The Company adopted the requirements effective July 1, 2009, and they did not have any effect on the Company’s consolidated financial statements.

In June 2008, a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock was established, including evaluating the instrument’s contingent exercise and settlement provisions. The standard was effective for financial statements issued for fiscal years beginning after January 1, 2009 and interim periods within such fiscal year. The Company adopted these requirements as of July 1, 2009 and determined that 13,785,676 of the 14,085,676 outstanding warrants to purchase the Company’s common shares are not considered indexed to the Company’s own stock, as the respective agreements include reset features. The 13,785,676 warrants were issued by the Company as follows: (1) 2,750,000 warrants in April 2006 in a transaction with convertible debt; (2) 3,093,750 warrants in January 2008 in satisfaction of the reset provision related to the above April 2006 warrants; (3) 7,941,926 warrants in March 2008 in connection with the Bison note. The Company initially recorded the fair value or relative fair value of these warrants as additional paid-in capital. As of July 1, 2009, the Company recorded a warrant obligation of approximately $3.6 million, which represents the fair  value of the warrants as of that date, and also recorded approximately $8.1 million decrease in the fair value of these warrants during the period from their respective dates of issuance through the July 1, 2009 adoption date of the new accounting pronouncement as a cumulative effect of a change in accounting principle, resulting in a reduction to accumulated deficit and additional paid-in capital.  The decrease in the fair value of the warrant obligation during the three months ended September 30, 2009 of approximately $1.0 million is recorded as other income in the condensed consolidated statement of operations. The fair value of the above warrants and the assumptions employed in the Black-Scholes valuation model, which were used to determine the fair value of the warrants at various measurement dates were as follow:

	September 30, 2009	July 1, 2009	Issuance date

Number of warrants	13,785,676	13,785,676	13,785,676
Fair value of each warrant, $ per share	0.12 – 0.25	0.18 – 0.33	1.07 – 2.00
Combined fair value of warrants, $*	2,645,065	3,633,549	22,440,279

Market price, $ per common share	0.45	0.55	1.68 – 4.00
Exercise price, $ per common share	2 – 5	2 - 5	2.00 -5.00
Volatility, %	114 - 129	114 – 123	95 – 111
Dividend yield, %	0	0	0
Risk free interest rate, %	3.5	3.5	3.5 – 4.9
Contractual life, years	1.5 – 5.5	1.75 – 5.75	3.2 - 7
*Consists of the fair value of the warrants determined using the Black-Scholes model.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements.  This guidance requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented.  As a result of adoption, effective July 1, 2009  the Company has retrospectively adjusted its financial statements for the three months ended September 30, 2008 to include net loss attributable to non-controlling interest (previously referred to as minority interest) in consolidated net loss as presented below:

		Attributable to
	Total Equity	Company	Non-controlling interest

Beginning balance	$9,889,810	$9,309,252	$580,558
Distribution to non-controlling interest	(701)		(701)
Share-based compensation	669,270	669,270	-
Net loss	(751,960)	(721,782)	(30,178)
Ending balance	$9,806,419	$9,256,740	$549,679

In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures.  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired in a business combination.  It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  The guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this guidance, effective July 1, 2009, and it did not have any effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued amended guidance to delay the fair value measurement and expanded disclosures about fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective July 1, 2009, the Company adopted the guidance related to fair value measurements for nonfinancial assets and nonfinancial liabilities and the adoption of such guidance did not have a material effect on the Company’s consolidated financial statements.

Note 3 – Stock options

There were 650,000 stock options granted and 100,000 that were forfeited during the three months ended September 30, 2009.  The following table represents changes in stock options during the first three months of fiscal 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2009	3,402,500	$1.15	5.86	$-
Granted	650,000	1.05	2.81
Forfeited	(100,000)	3.00		-
Outstanding at Sept 30, 2009	3,952,500	$1.09	5.57	$-
Exercisable at Sept 30, 2009	2,567,500	$1.11	5.11	$-

As of September 30, 2009, there was $340,847 of unrecognized compensation cost.

Note 4 -Related party transactions

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

Note 5 – Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at September 30, and June 30, 2009:

	Sept, 2009	June, 2009
Accrued compensation	$1,742,331	$1,370,063
Accounts payable	757,376	984,968
Other current liabilities	443,574	725,765
	$2,943,281	$3,080,796

Note 6 – Notes payable and long-term debt:

Notes payable and long-term debt, including Bison note, with an effective interest rate of 37%, consists of the following at September 30, and June 30, 2009:

	Sept, 2009	June, 2009
Bison note (including principal amount of $25,384,384 and $21,868,865, respectively)	$15,656,734	$14,305,037
Bank Loan - Term Note	1,625,000	1,750,000
Bank Loan - Revolving Line of Credit	-	744,988
Med-Air promissory note	431,496	554,614
Warantz promissory notes	95,416	117,999
JD Keith promissory note	-	79,702
Vans and auto loans	26,216	33,952
	17,834,862	17,586,292
Less: Current maturities	1,469,580	2,489,853
	$16,365,282	$15,096,439

Maturities of the long-term portion of notes payable and long-term debt as of September 30, 2009 are as follows:

**Year Ending September 30,
2011	$3,000,000
2012	3,000,000
2013	18,009,384
$24,009,384

** The difference between the maturity table above and the balance sheet amount of notes payable and long-term debt at September 30, 2009 is attributable to the Bison note discount, which is amortized over the maturity of the Bison note.

Note 7 - Commitments

Registration Rights Agreement

In connection with the issuance of the Bison Note, the Company entered into a Registration Rights Agreement with the holders of the Bison Note under which the Company is required, after October 15, 2008, to be in a position to file, within 60 days upon a request, and maintain its effectiveness for at least 180 days, a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares of common stock issuable pursuant to exercise of the warrants issued with Bison Note.  If the Company fails to file or maintain effectiveness of the registration statement or if the registration statement is not declared effective by the SEC, the Company is subject to a penalty equal to 2% of the securities to be registered per month.  Such penalty is doubled if the Company’s failure extends for more than 90 days but the maximum amount of the penalty cannot exceed 20% of the securities to be registered. The Company has not accrued any amounts in connection with these commitments, because management believes that it is not probable that any such penalties will be incurred.

Note 8 – Income Taxes

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date.  We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q.

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” primarily in the mid-Atlantic and northeastern parts of the country.  These centers render wound care and the specialized service of hyperbaric medicine, and are developed in partnerships with acute care hospitals.  We enter into separate multi-year operating agreements to startup and manage the wound care program within the hospital environment.  Although there can be no assurance that we will be successful in each instance, our plans for each hospital center requires a multi-year committed contract term adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset); our start-up costs, including recruiting and training of personnel; and the amortization of chamber lease financing.  Generally, the hospital provides us with appropriate space for each of our centers.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2009 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES:

Revenues for the three months ended September 30, 2009 were $7.3 million, an increase of $262 thousand or 3.7% over the $7.0 million of revenues generated in the three months ended September 30, 2008.  This is partly due to new centers added to the Company’s portfolio in the third quarter of 2009.

OPERATING EXPENSES:

Overview:  Operating expenses for the three months ended September 30, 2009 were approximately $7.3 million or 100.8% of total revenues compared to $6.7 million or 94.9% of revenues for the three months ended September 30, 2008.  The $685 thousand increase in operating expenses is the result of approximately $540 thousand in higher payroll costs associated with the operations of new centers and increased staffing at the corporate level, approximately $45 thousand in licensing fees for the new software not deployed the prior year, and approximately $100 thousand in higher health insurance costs due to greater number of employees participating in the plan.

Cost of service: Cost of services, which are comprised principally of payroll and payroll related costs for administrative, professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was $4.0 million or 54.2% of total revenues for three months ended September 30, 2009 compared with $3.6 million or 51.1% in the year ended September 30, 2008.  The $371 thousand or 10.4% increase is primarily attributable to higher direct labor associated with the operations of new centers and increases in medical and commercial insurance costs.

Sales and marketing:  Sales and marketing expenditures increased by $35 thousand to $76 thousand compared with three months ended September 30, 2008 due to trade shows participation, hospital sponsorships and costs associated with increased marketing efforts to target new sites.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting, travel and entertainment costs, and professional fees.  General and administrative costs increased by $144 thousand to $2.8 million or 38.9% of revenues for the three months ended September 30, 2009, compared to $2.7 million or 38.3% of revenues for the three months ended September 30, 2008.  The increase is primarily due to higher payroll and payroll related costs for regional management and corporate staff, and higher support costs associated with a growing organization.

Depreciation and amortization:  Depreciation and amortization expense related to corporate property and equipment and intangible assets aggregated to $334 thousand or 4.6% of revenues for the three months ended September 30, 2009 compared to $233 thousand or 3.3% of total revenues for the 2008 three months.  The increase is due to the acquisition and deployment of various software applications and hardware necessary for the Company to conduct its business, contract amortization costs associated with the purchase of a hospital contract, and to the amortization of the intangible assets associated with the buyout of the non-controlling interest.

Bad debt expense:  Bad debt expense was $146 thousand or 2.0% of total revenues for the three months ended September 30, 2009 compared to $120 thousand or 1.7% of revenues for the three months ended September 30, 2008.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $1.5 million or 20.3% of total revenues for the three months ended September 30, 2009, compared to $1.1 million or 15.6% of revenues for the 2008 three months.  Interest expense increased by approximately $400 thousand due to an increase in the principal amount of the Bison note as a result of adding accrued interest to principal.  Cash interest for the three months ended September 30 2009 and 2008 was $45 thousand and $101 thousand, respectively.

Change in fair value of warrants:  The Company recorded $988 thousand of income for the three months ended September 30, 2009 due to the decrease in the fair value of the warrant obligation for the quarter as described in Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $1.7 million for the three months ended September 30 2009.  While our net loss was $552 thousand, noncash expenses incurred during the quarter included (a) $1.4 million of interest accrued for the notes payable and long-term debt, (b) depreciation and amortization of $1.3 million related to equipment, leasehold improvements, and certain hospital contracts, and (c) $0.3 million for the amortization of stock options, and we recorded $1.0 million of income for the change in the fair value of the warrant liability.

Investing Activities: Net cash used in investing activities was $0.1 million for the three months ended September 30, 2009.  The primary use of cash was for the purchase of software necessary to support the Company’s information technology needs.

Financing Activities: Net cash used by financing activities was $1.3 million for the three months ended September 30, 2009:  The Company repaid $0.7 million of the bank line of credit, retired $0.4 million of notes and loans, and made the required payments of $0.1 million to former majority members.

We participate in a working capital financing and term loan arrangement with Signature Bank, which matures on December 1, 2012. The amount that can be borrowed under the bank loan – revolving line of credit, at September 30, 2009, is $6.0 million.  The use of these funds will be required to support our operations in the future and availability will be dependent upon satisfying borrowing base requirements, among other covenants.

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

ITEM  3.  Quantitative and Qualitative Disclosures About Market Risk

None

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this Report, there were material weaknesses in the design and effectiveness of our internal control over financial reporting, as it relates to accounting for highly complex transactions.   As a result of our assessment that material weaknesses in our internal control over financial reporting for highly complex transactions existed as of September 30, 2009, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management and our audit committee have assigned a high priority to improvement of our internal control over financial reporting.  There has been an ongoing focus on the remediation activities to address the material weaknesses in disclosure and financial reporting controls, including the hiring of the Company’s Vice President – Finance and a strengthening of the Company’s  understanding of the recording and reporting of complex transactions. We are and will continue to conduct testing and evaluation of the controls implemented as part of the remediation plan to ascertain that they operate effectively.  We anticipate that these remediation actions and resulting improvement in controls will generally strengthen our disclosure controls and procedures and represent ongoing improvement measures.  While we have taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate the material weaknesses, and additional measures may be required.

(b) Changes in Internal Controls.  During the quarter ended September 30, 2009, other than the remediation activities noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.         Default Upon Senior Securities

As of November 16, 2009, the Company is in compliance with its debt covenants.

ITEM 4.         Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended September 30, 2009.

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

Signature	Title	Date
/s/ Andrew G. Barnett	Chief Executive Officer; Chief	November 16, 2009
Andrew G. Barnett	Financial Officer; Chief Accounting Officer