Form 10-Q
period 2009-12-31
Center for Wound Healing, Inc.
filed 2010-02-16
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or J5 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of January 31, 2010, there were 24,123,638 shares of common stock issued and outstanding.

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q
December 31, 2009

TABLE OF CONTENTS

ITEM 1.	UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,481,756	$339,859
Accounts receivable, net of allowance for doubtful
accounts of $2,983,620 and $2,969,974 respectively	13,448,229	14,590,231
Notes receivable, net of allowance of $118,298	118,298	140,536
Prepaid expenses and other current assets	283,187	295,135

Total current assets	15,331,470	15,365,761

Property and equipment, net	6,398,789	7,585,373
Intangible assets, net	2,067,006	3,110,378
Goodwill	751,957	751,957
Other assets	1,252,759	1,427,391

TOTAL ASSETS	$25,801,981	$28,240,860

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,483,501	$3,080,796
Current maturities of obligations under capital leases	45,804	138,145
Current maturities of notes payable and long-term debt	1,341,525	2,489,853
Payable to former majority members	-	118,034
Total current liabilities	3,870,830	5,826,828

Notes payable and long-term debt, less current maturities	17,030,792	15,096,439
Warrant obligation	2,968,274	-

TOTAL LIABILITIES	23,869,896	20,923,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
The Center for Wound Healing, Inc. stockholders' equity:
Common stock, $0.001 par value; 290,000,000 shares authorized;
24,123,638 shares issued and outstanding	24,123	24,123
Additional paid-in capital (including cumulative effect of change in
accounting principle (see Note 2 k.)	20,351,088	31,625,135
Accumulated deficit (including cumulative effect of change in
accounting principle (see Note 2 k.)	(18,689,914)	(24,646,815)
Total The Center for Wound Healing, Inc stockholders' equity	1,685,297	7,002,443

Non-controlling interest	246,788	315,150
TOTAL STOCKHOLDERS' EQUITY	1,932,085	7,317,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,801,981	28,240,860

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

NET SERVICE REVENUE	$7,852,355	$7,578,752	$15,140,324	$14,604,900

OPERATING EXPENSES
Cost of services	3,989,552	3,820,499	7,942,260	7,402,391
Sales and marketing	175,767	51,869	251,640	92,818
General and administration	2,971,075	2,594,565	5,803,815	5,283,669
Depreciation and amortization	310,837	249,031	645,281	481,587
Bad debts	208,358	324,007	354,358	444,007

TOTAL OPERATING EXPENSES	7,655,589	7,039,971	14,997,354	13,704,472

OPERATING INCOME	196,766	538,781	142,970	900,428

OTHER EXPENSES (INCOME)
Interest expense	1,564,983	1,157,523	3,043,881	2,252,642
Interest income	(5,617)	(6,097)	(6,251)	(13,333)
Loss on disposal of property and equipment	5,749	-	13,792	-
Change in fair value of warrant obligation	323,211	-	(665,265)	-

TOTAL OTHER EXPENSES	1,888,326	1,151,426	2,386,157	2,239,309

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,691,560)	(612,645)	(2,243,187)	(1,338,881)

PROVISION FOR INCOME TAXES	-	32,285	-	58,007

NET LOSS	(1,691,560)	(644,930)	(2,243,187)	(1,396,888)

Net income (loss) attributable to non-controlling interest	18,424	(16,210)	(49,972)	(46,388)

NET LOSS ATTRIBUTABLE TO THE CENTER FOR WOUND HEALING, INC	$(1,709,984)	$(628,720)	$(2,193,215)	$(1,350,500)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$(0.07)	$(0.03)	$(0.09)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	24,123,638	23,373,281	24,123,638	23,373,281

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(unaudited)

	The Center for Wound Healing, Inc Shareholders
	Common Stock		Additional Paid-	Accumulated	Noncontrolling
	Shares	Amount	in Capital	Deficit	Interest	Total

Balance at June 30, 2009	24,123,638	$24,123	$31,625,135	$(24,646,815)	$315,150	$7,317,593

Cumulative effect of change in accounting principle (see Note 2 k.)			(11,783,655)	8,150,116		(3,633,539)

Stock-based compensation			509,608			509,608
Distribution to non-controlling interest holders					(18,390)	(18,390)
Net loss	-	-	-	(2,193,215)	(49,972)	(2,243,187)

Balance at December 31, 2009	24,123,638	$24,123	$20,351,088	$(18,689,914)	$246,788	$1,932,085

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,243,187)	$(1,396,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,503,664	2,366,476
Change in fair value of warrant liability	(665,265)	-
Amortization of deferred financing costs	174,632	78,722
Bad debt expense	354,358	444,007
Loss on disposal of property and equipment	13,792	-
Accrued interest added to debt principal	2,807,592	1,972,969
Stock-based compensation expense	509,608	1,257,917
Changes in operating assets and liabilities:
Accounts and notes receivable	809,882	(1,365,055)
Prepaid expenses and other current assets	11,948	135,289
Other assets	-	(66,664)
Accounts payable and accrued expenses	(597,298)	(839,158)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,679,726	2,587,615

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(287,500)	(974,841)
Increase in security deposits	-	(11,616)
NET CASH USED IN INVESTING ACTIVITIES	(287,500)	(986,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(92,340)	(311,244)
Advances from affiliates	-	(6,772)
Net repayments from bank loan - revolving line of credit	(744,988)	(2,120,011)
Repayment of bank loan - term note	(250,000)	-
Payments to former majority members	(118,033)	(200,000)
Proceeds from notes payable	-	2,000,000
Repayment of capitalized interest on Bison Note	(763,437)	-
Repayment of notes payable	(263,141)	(480,206)
Distributions to non-controlling interest	(18,390)	(701)
NET CASH USED IN FINANCING ACTIVITIES	(2,250,329)	(1,118,934)

NET INCREASE IN CASH	1,141,897	482,224

CASH – BEGINNING OF PERIOD	339,859	55,139

CASH – END OF PERIOD	$1,481,756	$537,363

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period:
Interest	$829,653	$193,861
Income taxes	$-	$58,007

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company” was organized on May 25, 2005.  CFWH develops and manages wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING TM” throughout the United States.  These centers render wound care treatments and the specialized service of hyperbaric medicine, and are developed in partnerships with community and acute care hospitals.  CFWH is contracted by the hospitals on a multi-year basis to start up and manage the hospital’s wound care program.

As of December 31, 2009, CFWH operates thirty-four (34) wound care centers with various institutions.  Such centers operate as either wholly-owned or majority-owned limited liability subsidiaries of CFWH.  CFWH manages and provides administrative services to Hyperbaric Medical Association, P.C. (“HMA”), a New York professional staffing company, owned by a Company employee, under the terms of the Management Service Agreement between the Company and HMA.  In return, HMA provides professional healthcare staffing services to CFWH, its sole customer, under the terms of the Technical Service Agreement.  The operations of HMA are conducted solely on behalf of CFWH, which is its beneficial owner. CFWH is headquartered in Tarrytown, New York.

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

b.           Principles of Consolidation.  The accompanying condensed consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries and of HMA, a variable interest entity, whose primary beneficiary is CFWH.  Purchases of majority ownership interests are accounted for under the acquisition method of accounting and initially reflect the fair value of net assets acquired at the dates of acquisition.  All intercompany profits, transactions, and balances have been eliminated.  Non-controlling interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Non-controlling interest” in the accompanying condensed consolidated balance sheets and the caption “Net income (loss) attributable to non-controlling interest” in the accompanying condensed consolidated statements of operations.  Non-controlling interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of its subsidiaries, and in the condensed consolidated balance sheet represents the portion of the net assets of subsidiaries not attributable to the Company.

d.           Revenue Recognition and Accounts Receivable.  Patient service revenue is recognized when the service is rendered, the amount due is estimable, in accordance with the terms of the individual contracts with hospitals (the hospital retains a percentage of each patients’ fee) and collection is reasonably assured.  The amounts realizable as revenue, which the Company records, are based on reimbursement rates settled and paid by insurance companies for wound care and hyperbaric treatments, which vary in accordance with the insurance companies’ contracts with the hospital.    Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers.  As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals.  As of December 31, 2009 and June 30, 2009 approximately $9.0 and $12.6 million, respectively, of accounts receivable, were unbilled.  Because the collection of receivables from certain hospitals encompasses two separate billing processes, by the hospital to third party payers and by CFWH to the hospitals, the elapsed time between rendering of patent services and collection by CFWH may be several months.

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

f.           Fair Value of Financial Instruments.  The carrying amount of cash, accounts and notes receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of the instruments.  The carrying amount of the Company’s Bank Loan, (Note 5), approximates fair value due to the variable interest rates applicable to such indebtedness.  The fair value of the Company’s other indebtedness, consisting of notes payable, capital lease obligations and the Bison Note, (Note 5), was estimated to be approximately $27 million at December 31, 2009, based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.

g.           Loss Per Share.  Basic net earnings (loss) per share are calculated based on the weighted average number of common shares outstanding for each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants.  Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Potential common shares as of December 31, 2009 and 2008 are as follows:

	Dec, 2009	Dec, 2008
Options to purchase shares of common stock	3,952,500	3,610,167
Warrants, issued and issuable, to purchase shares of common stock	14,085,676	14,085,676
Total potential shares of common stock	18,038,176	17,695,843

h.           Stock Based Compensation.  The Company recognizes all stock based payments, including grants to employees of common stock options, as an expense based on fair values of the grants measured on award dates, using the Black-Scholes valuation model, over vesting periods of such grants and net of an estimated forfeiture rate for grants to employees.  The Company estimates the expected life of options granted based on historical exercise patterns and volatility based on trading patterns of its common stock over a period similar to vesting period of the grants.

I.           Income Taxes.  The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized.

j.           Impairment.  The Company reviews its long-lived assets and goodwill for impairment at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  As of December 31, 2009 were no such indications.

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

Guidance issued by the FASB in June 2009 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This guidance applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets.  The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary.  In addition, qualifying special purpose entities (QPESs) are no longer exempt from consolidation under the amended guidance.  The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset.  For the Company, the amendments are effective as of the first quarter of fiscal 2011. The Company does not believe that adoption of these amendments will have a material effect on its consolidated financial statements.

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

In June 2008, a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock was established, including evaluating the instrument’s contingent exercise and settlement provisions.  The standard was effective for financial statements issued for fiscal years beginning after January 1, 2009 and interim periods within such fiscal year.  The Company adopted these requirements as of July 1, 2009 and determined that 13,785,676 of the 14,085,676 outstanding warrants to purchase the Company’s common shares are not considered indexed to the Company’s own stock, as the respective agreements include reset features.  The 13,785,676 warrants were issued by the Company as follows: (1) 2,750,000 warrants in April 2006 in a transaction with convertible debt; (2) 3,093,750 warrants in January 2008 in satisfaction of the reset provision related to the above April 2006 warrants; (3) 7,941,926 warrants in March 2008 in connection with the Bison Note.  The Company initially recorded the fair value or relative fair value of these warrants as additional paid-in capital.  As of July 1, 2009, the Company recorded a warrant obligation of approximately $3.6 million, which represents the fair  value of the warrants as of that date, and also recorded approximately $8.1 million decrease in the fair value of these warrants during the period from their respective dates of issuance through the July 1, 2009 adoption date of the new accounting pronouncement as a cumulative effect of a change in accounting principle, resulting in a reduction to accumulated deficit and additional paid-in capital.  The decrease in the fair value of the warrant obligation during the six months ended December 31, 2009 of approximately $0.7 million is recorded as other income in the condensed consolidated statement of operations.  The fair value of the above warrants and the assumptions employed in the Black-Scholes valuation model, which were used to determine the fair value of the warrants at various measurement dates were as follow:

	December 31, 2009	July 1, 2009	Issuance Date

Number of warrants	13,785,676	13,785,676	13,785,676
Fair value of each warrant, $ per share	0.13 – 0.28	0.18 – 0.33	1.07 – 2.00
Combined fair value of warrants, $*	2,968,276	3,633,549	22,440,279

Market price, $ per common share	0.50	0.55	1.68 – 4.00
Exercise price, $ per common share	2 – 5	2 - 5	2.00 -5.00
Volatility, %	116 - 137	114 – 123	95 – 111
Dividend yield, %	0	0	0
Risk free interest rate, %	3.5	3.5	3.5 – 4.9
Contractual life, years	1.25 – 5.25	1.75 – 5.75	3.2 - 7
*Consists of the fair value of the warrants determined using the Black-Scholes model.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements.  This guidance requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented.  As a result of adoption, effective July 1, 2009 the Company has retrospectively adjusted its financial statements for the six months ended December 31, 2008 to include net loss attributable to non-controlling interest (previously referred to as minority interest) in consolidated net loss as presented below:
		Attributable to
	Total Equity	Company	Non-controlling interest

Beginning balance	$9,889,807	$9,309,249	$580,558
Distribution to non-controlling interest	(701)		(701)
Share-based compensation	1,257,917	1,257,917	-
Net loss	(1,396,888)	(1,350,500)	(46,388)
Ending balance	$9,750,135	$9,216,666	$533,469

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

Note 3 – Stock options

There were 650,000 stock options granted and 100,000 that were forfeited during the six months ended December 31, 2009.  The following table represents changes in stock options during the first six months of fiscal 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2009	3,402,500	$1.15	5.86	$-
Granted	650,000	1.05	2.81
Forfeited	(100,000)	3.00		-
Outstanding at Dec 31, 2009	3,952,500	$1.09	5.35	$-
Exercisable at Dec 31, 2009	2,642,500	$1.11	4.84	$-

As of December 31, 2009, there was $509,608 of unrecognized compensation cost.

The fair value of the stock options granted during the six months ended December 31, 2009 was determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options granted at the date of the grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

For the Six Months Ended December 31, 2009
Risk-free interest rate	3.5%
Expected option life in years	2.5 – 3.0
Expected stock price volatility	108 – 114%
Expected dividend yield	0%

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company uses historical data to estimate option exercise and employee and director termination within the valuation model; separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options granted are expected to be outstanding; the range given above results from groups of employees and directors exhibiting different behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company has not paid any dividends in the past and does not expect to pay any in the near future.

The weighted average fair value at date of grant for options granted during the six months ended December 31, 2009 was $0.32 per option.

Note 4 – Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at December 31, and June 30, 2009:

	December, 2009	June, 2009
Accrued compensation	$1,333,180	$1,370,063
Accounts payable	637,310	984,968
Other current liabilities	513,009	725,765

	$2,483,499	$3,080,796

Note 5 – Notes payable and long-term debt:

Notes payable and long-term debt, including the Bison Note, with an effective interest rate of 37%, consists of the following at December 31, and June 30, 2009

	December, 2009	June, 2009
Bison Note (principal amount of $25,575,243 and $24,455,781, respectively)	$16,349,192	$14,305,037
Bank Loan - Term Note	1,500,000	1,750,000
Bank Loan - Revolving Line of Credit	-	744,988
Med-Air promissory note	431,496	554,614
Warantz promissory notes	72,336	117,999
JD Keith promissory note	-	79,702
Vans and auto loans	19,293	33,952
	18,372,317	17,586,292
Less: Current maturities	1,341,525	2,489,853
	$17,030,792	$15,096,439

Maturities of the long-term portion of notes payable and long-term debt as of December 31, 2009 are as follows:

**Year Ending December 31,
2011	$3,000,000
2012	3,000,000
2013	18,075,243
$24,075,243

** The difference between the maturity table above and the balance sheet amount of notes payable and long-term debt at December 31, 2009 is attributable to the Bison Note discount, which is amortized over the maturity of the Bison Note.

As of December 31, 2009, the Company failed to comply with a covenant in the Securities Purchase Agreement relating to the Bison Note requiring the Company to have a specified minimum trailing twelve-month Consolidated Adjusted EBITDA.  The Company and Bison have entered into an amendment to the Securities Purchase Agreement relating to the Bison Note providing for, among other things, the waiver by Bison of the Company’s failure to comply with such covenant, and the amendment of the definition of Consolidated Adjusted EBITDA to include certain specified add-backs through March 31, 2010.  Such amendment also provides that from and after January 1, 2010, the interest rate payable on the Bison Note will be equal to (a) 16.5% per annum, consisting of currently payable interest at the rate of 12% per annum and deferred interest at the rate of 4.5% per annum if the Company is not in compliance with its covenants under the Securities Purchase Agreement without giving effect to any of the specified add-backs to the definition of Consolidated Adjusted EBITDA, or (b) 15% per annum, consisting of currently payable interest at the rate of 12% per annum and deferred interest at the rate of 3% per annum if the Company is in compliance with its covenants under the Securities Purchase Agreement without giving effect to any of such specified add-backs to the definition of Consolidated Adjusted EBITDA.

Subject to certain conditions, the Company is obligated to redeem the Bison Note upon the occurrence of a Change of Control (as defined in the Securities Purchase Agreement). The amendment to the Securities Purchase Agreement provides that if a Change of Control occurs on or prior to June 30, 2010, then the purchase price at which the Company is required to redeem the Bison Note shall include interest that would have accrued from the date of redemption through June 30, 2010.  In addition, the amendment to the Securities Purchase Agreement provides that if the Change of Control occurs prior to July 31, 2010, then the Warrants held by Bison will be canceled upon the redemption of the Bison Note without further liability on the part of the Company.

Note 6 - Commitments

Registration Rights Agreement

In connection with the issuance of the Bison Note, the Company entered into a Registration Rights Agreement with the holders of the Bison Note under which the Company is required, after October 15, 2008, to be in a position to file, within 60 days upon a request, and maintain its effectiveness for at least 180 days, a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares of common stock issuable pursuant to exercise of the warrants issued with the Bison Note.  If the Company fails to file or maintain effectiveness of the registration statement or if the registration statement is not declared effective by the SEC, the Company is subject to a penalty equal to 2% of the securities to be registered per month.  Such penalty is doubled if the Company’s failure extends for more than 90 days but the maximum amount of the penalty cannot exceed 20% of the securities to be registered.  The Company has not accrued any amounts in connection with these commitments, because management believes that it is not probable that any such penalties will be incurred.

Note 7 – Income Taxes

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

On July 1, 2007, the Company adopted the accounting guidance for accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company will recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has not recognized any such benefits. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

GENERAL OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our company.  The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

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

Patient service revenue is recognized when the service is rendered in accordance with the terms of the contracts with hospitals.  Most hospitals are not billed for the service until the hospital is paid by the third party payers.  As a result, accounts receivable include amounts not yet billed to the hospitals, collection of which by CFWH can take several months.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2009 TO THE THREE MONTHS ENDED DECEMBER 31, 2008

REVENUES:

Revenues for the three months ended December 31, 2009 were $7.9 million, an increase of $274 thousand or 3.6% over the $7.6 million of revenues generated in the three months ended December 31, 2008.  This is due to new centers added to the Company’s portfolio in the first and second quarters of the fiscal year and increased revenue at existing centers.

OPERATING EXPENSES:

Overview:  Operating expenses for the three months ended December 31, 2009 were approximately $7.7 million or 97.5% of total revenue compared to $7.0 million or 92.9% of revenue for the three months ended December 31, 2008.  The $616 thousand increase in operating expenses is the result of approximately $557 thousand in higher payroll costs associated with the operations of new centers, and increased staffing at the corporate level, including in the business development, marketing, finance and human resources departments; approximately $85 thousand in licensing fees for software not deployed the prior year; and approximately $68 thousand in higher health insurance costs due to greater number of employees participating in the plan.

Cost of services: Cost of services, which are comprised principally of payroll and payroll related costs for administrative, professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was $4.0 million or 50.8% of total revenues for three months ended December 31, 2009 compared with $3.8 million or 50.4% in the year ended December 31, 2008.  The $170 thousand or 4.4% increase is primarily attributable to higher direct labor associated with the operations of new centers and increases in medical and commercial insurance costs, which increased by 48.8% over the prior three month period.

Sales and marketing:  Sales and marketing expenditures increased by $124 thousand to $176 thousand compared with the three months ended December 31, 2008 due to trade show participation, hospital sponsorships and costs associated with increased education, marketing and promotion efforts.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting, travel and entertainment costs, and professional fees.  General and administrative costs increased by $377 thousand to $3.0 million or 37.8% of revenues for the three months ended December 31, 2009, compared to $2.6 million or 34.2% of revenues for the three months ended December 31, 2008.  The increase is due to increased payroll and payroll related costs for business development, center management and corporate staff, including in the finance and human resources departments.

Depreciation and amortization:  Depreciation and amortization expense related to corporate property and equipment and intangible assets aggregated  $311 thousand or 4.0% of revenues for the three months ended December 31, 2009 compared to $249 thousand or 3.3% of total revenues for the 2008 three months.  The increase is due to the acquisition and deployment of various software applications and hardware necessary for the Company to conduct its business, contract amortization costs associated with the purchase of a hospital contract, and to the amortization of the intangible assets associated with the buyout of non-controlling interests.

Bad debt expense:  Bad debt expense was $208 thousand or 2.7% of total revenues for the three months ended December 31, 2009 compared to $324 thousand or 4.3% of revenues for the three months ended December 31, 2008.  Bad debt expense declined as a result of the Company’s intense focus on the quality of its accounts receivable and improved collection efforts.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $1.6 million or 19.9% of total revenues for the three months ended December 31, 2009, compared to $1.2 million or 15.3% of revenues for the 2008 three months.  Interest expense increased by approximately $407 thousand due to an increase in the principal amount of the Bison Note as a result of adding accrued interest to principal.  Cash interest for the three months ended December 31, 2009 was $784 thousand including $763 thousand paid to Bison Capital.  Cash interest for the three months ended December 31, 2008 was $101 thousand.

Change in fair value of warrants:  The Company recorded $323 thousand of expense for the three months ended December 31, 2009 due to the increase in the fair value of the warrant obligation for the quarter as described in Note 2 to the condensed consolidated financial statements.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2009 TO THE SIX MONTHS ENDED DECEMBER 31, 2008

REVENUES:

Revenues for the six months ended December 31, 2009 were $15.1 million, an increase of $535 thousand or 3.7% over the $14.6 million of revenues generated in the six months ended December 31, 2008.  This is due to new centers added to the Company’s portfolio in the first and second quarters of the fiscal year and increased revenue at existing centers.

OPERATING EXPENSES:

Overview:  Operating expenses for the six months ended December 31, 2009 were approximately $15.0 million or 99.1% of total revenues compared to $13.7 million or 93.8% of revenues for the six months ended December 31, 2008.  The $1.3 million increase in operating expenses is the result of approximately $1.1 million in higher payroll costs associated with the operations of new centers and increased staffing at the corporate level, including in the business development, marketing, finance and human resources departments; approximately $131 thousand in licensing fees for software not deployed the prior year; and approximately $156 thousand in higher health insurance costs due to greater number of employees participating in the plan.

Cost of services: Cost of services, which are comprised principally of payroll and payroll related costs for administrative, professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was $7.9 million or 52.5% of total revenues for six months ended December 31, 2009 compared with $7.4 million or 50.7% in the year ended December 31, 2008.  The $540 thousand or 6.8% increase is primarily attributable to higher direct labor associated with the operations of new centers and increases in health and commercial insurance costs.

Sales and marketing:  Sales and marketing expenditures of $252 thousand increased by $159 thousand from the prior six month period due to trade show participation, hospital sponsorships and costs associated with increased education, marketing and promotion efforts.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting, travel and entertainment costs, and professional fees.  General and administrative costs increased by $520 thousand to $5.8 million or 38.3% of revenues for the six months ended December 31, 2009, compared to $5.3 million or 36.2% of revenues for the six months ended December 31, 2008.  The increase is due to increased payroll and payroll related costs for business development, center management and corporate staff, including in the finance and human resources departments, partially offset by a reduction in stock compensation expense.

Depreciation and amortization:  Depreciation and amortization expense related to corporate property and equipment and intangible assets aggregated $645 thousand or 4.3% of revenues for the six months ended December 31, 2009 compared to $482 thousand or 3.3% of total revenues for the 2008 six months.  The increase is due to the acquisition and deployment of various software applications and hardware necessary for the Company to conduct its business, contract amortization costs associated with the purchase of a hospital contract, and to the amortization of the intangible assets associated with the buyout of the non-controlling interest.

Bad debt expense:  Bad debt expense was $354 thousand or 2.3% of total revenues for the six months ended December 31, 2009 compared to $444 thousand or 3.0% of revenues for the six months ended December 31, 2008.  Bad debt expense declined as a result of the Company’s intense focus on the quality of its accounts receivable and improved collection efforts.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $3.0 million or 20.1% of total revenues for the six months ended December 31, 2009, compared to $2.3 million or 15.3% of revenues for the 2008 three months.  Interest expense increased by approximately $791 thousand due to an increase in the principal amount of the Bison Note as a result of adding accrued interest to principal.  Cash interest for the six months ended December 31 2009 was $830 thousand, including $763 thousand paid to Bison Capital.  Cash interest expense for the six months ended December 31, 2008 was $194 thousand.

Change in fair value of warrants:  The Company recorded $665 thousand of income for the six months ended December 31, 2009 due to the decrease in the fair value of the warrant obligation for the quarter as described in Note 2k to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $3.7 million for the six months ended December 31 2009.  While our net loss was $2.2 million, noncash expenses incurred during the quarter included (a) $2.8 million of interest accrued for the notes payable and long-term debt, (b) depreciation and amortization of $2.5 million related to equipment, leasehold improvements, and certain hospital contracts, (c) $0.5 million for the amortization of stock options, and (d) we recorded $0.7 million of income for the change in the fair value of the warrant liability.

Investing Activities:  Net cash used in investing activities was $0.3 million for the six months ended December 31, 2009.  The primary use of cash was for the purchase of software necessary to support the Company’s information technology needs.  Net cash used in investing activities was $1.0 million for the six months ended December 31, 2008.

Financing Activities:  Net cash used by financing activities was $2.3 million for the six months ended December 31, 2009.  The Company repaid $0.7 million of the bank line of credit, retired $0.5 million of notes and loans, paid $0.8 million of capitalized interest on the Bison Note, and made the required payments of $0.1 million to former majority members.

We participate in a working capital financing and term loan arrangement with Signature Bank, which matures on December 1, 2012.  The maximum amount that can be borrowed under the bank loan – revolving line of credit, at December 31, 2009, is $6.0 million, none of which was outstanding at that date.  The use of these funds may be required to support our operations in the future and availability will be dependent upon satisfying borrowing base requirements, among other covenants.

As more fully described in Note 5 to the Company’s condensed consolidated financial statements for the fiscal quarter ended December 31, 2009, the Securities Purchase Agreement relating to the Bison Note has been amended to provide, among other things, for the waiver of the Company’s failure to comply with a covenant in such Securities Purchase Agreement requiring the Company to have a specified minimum Consolidated Adjusted EBITDA for the fiscal quarter ended on such date, to change the definition of Consolidated Adjusted EBITDA applicable to future periods, and to change in the non-cash interest payable on the Bison Note in future periods.  The Company does not believe that such amendment will adversely impact its liquidity and it believes it will be able to comply with the amended covenant through the next 12 months.

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

None.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)), our Chief Executive Officer and Chief Financial Officer has concluded that disclosure controls and procedures as of the end of the period covered by this report are effective in providing timely material information required to be disclosed in the reports filed or submitted under the Exchange Act.  The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

(b)  Changes in Internal Controls. During the quarter ended September 30, 2009 the Company instituted a number of remediation actions to address material weaknesses previously identified in the design and effectiveness of our internal controls over financial reporting as it relates to accounting for highly complex transactions.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Such remediation actions instituted in the prior quarter included the hiring of the Company’s Vice President – Finance, securing the professional advisory services of a qualified accounting firm separate from the Company’s auditors, and strengthening the Company’s understanding, recording, and reporting of such complex transactions.  We believe that these actions along with continuous focus on strengthening internal controls in general have remediated the material weaknesses related to accounting for highly complex transactions and have resulted in adequate internal controls over financial reporting at December 31, 2009.  During the quarter ended December 31, 2009 there have not been any other changes in internal controls over financial reporting identified in connection with an evaluation thereof that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 3.             Default Upon Senior Securities

None.

ITEM 4.             Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended December 31, 2009.

ITEM 5.             Other Information:

None.

ITEM 6.	Exhibits:

Exhibit No.	Description of Exhibit

4.1
Second Amendment to Securities Purchase Agreement dated February 12, 2010 to Securities Purchase Agreement dated as of March 31, 2008 between Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., and the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Andrew G. Barnett	Chief Executive Officer; Chief	February 16, 2010
Andrew G. Barnett	Financial Officer; Chief Accounting
Officer