Form 10-Q
period 2010-03-31
Center for Wound Healing, Inc.
filed 2010-05-24
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
YES ☐ NO ☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 10, 2010, there were 24,123,638 shares of common stock issued and outstanding.

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q
March 31, 2010

ITEM 1. UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	June 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$43,930	$339,859
Accounts receivable, net of allowance for doubtful accounts of $3,657,955 and $2,969,974 respectively	9,898,212	14,590,231
Notes receivable, net of allowance of $118,298	-	140,536
Prepaid expenses and other current assets	347,683	295,135

Total current assets	10,289,825	15,365,761

Property and equipment, net	5,807,370	7,585,373
Intangible assets, net	1,478,799	3,110,378
Goodwill	751,957	751,957
Other assets	1,590,997	1,427,391

TOTAL ASSETS	$19,918,948	$28,240,860

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,707,808	$3,080,796
Current maturities of obligations under capital leases	25,514	138,145
Current maturities of notes payable and long-term debt	1,596,365	2,489,853
Payable to former majority members	-	118,034
Total current liabilities	4,329,687	5,826,828

Notes payable and long-term debt, less current maturities	15,658,341	15,096,439
Warrant obligation	1,826,739	-

TOTAL LIABILITIES	21,814,767	20,923,267

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' (DEFICIT) EQUITY
The Center for Wound Healing, Inc. stockholders' equity:
Common stock, $0.001 par value; 290,000,000 shares authorized; 24,123,638 shares issued and outstanding	24,123	24,123
Additional paid-in capital (including cumulative effect of change in accounting principle (see Note 2 k.)	20,412,196	31,625,135
Accumulated deficit (including cumulative effect of change in accounting principle (see Note 2 k.)	(22,500,194)	(24,646,815)
Total The Center for Wound Healing, Inc stockholders' (deficit) equity	(2,063,875)	7,002,443

Non-controlling interest	168,056	315,150
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,895,819)	7,317,593
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$19,918,948	28,240,860

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months		For The Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
NET SERVICE REVENUE	$6,310,048	$6,884,971	$21,450,372	$21,489,871

OPERATING EXPENSES
Cost of services	4,002,500	3,642,684	11,944,760	11,045,076
Sales and marketing	71,564	41,116	323,204	133,934
General and administration	2,829,514	2,254,613	8,633,330	7,538,282
Impairment loss	107,700	-	107,700	-
Depreciation and amortization	324,691	251,388	969,973	732,975
Bad debts	2,117,529	240,000	2,471,887	684,006

TOTAL OPERATING EXPENSES	9,453,498	6,429,801	24,450,854	20,134,273

OPERATING (LOSS) INCOME	(3,143,450)	455,170	(3,000,482)	1,355,598

OTHER EXPENSES (INCOME)
Interest expense	1,784,084	1,264,923	4,827,964	3,517,568
Interest income	(7,548)	(5,555)	(13,799)	(18,888)
Loss on disposal of property and equipment	110,562	-	124,354	-
Change in fair value of warrant obligation	(1,141,537)	-	(1,806,802)	-

TOTAL OTHER EXPENSES	745,561	1,259,368	3,131,717	3,498,680

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,889,011)	(804,198)	(6,132,199)	(2,143,082)

PROVISION FOR INCOME TAXES	-	17,897	-	75,904

NET LOSS	(3,889,011)	(822,095)	(6,132,199)	(2,218,986)

Net (loss) income attributable to non-controlling interest	(78,732)	54,278	(128,704)	7,890

NET LOSS ATTRIBUTABLE TO THE CENTER FOR WOUND HEALING, INC	$(3,810,279)	$(876,373)	$(6,003,495)	$(2,226,876)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.16)	$(0.04)	$(0.25)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	24,123,638	23,373,281	24,123,638	23,373,281

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(unaudited)

	The Center for Wound Healing, Inc Stockholders
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at June 30, 2009	24,123,638	$24,123	$31,625,135	$(24,646,815)	$315,150	$7,317,593

Cumulative effect of change in accounting principle (see Note 2 k.)			(11,783,655)	8,150,116		(3,633,539)

Stock-based compensation			570,716			570,716
Distribution to non-controlling interest holders					(18,390)	(18,390)
Net loss	-	-	-	(6,003,495)	(128,704)	(6,132,199)

Balance at March 31, 2010	24,123,638	$24,123	$20,412,196	$(22,500,194)	$168,056	$(1,895,819)

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,132,199)	$(2,128,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,741,026	3,545,388
Impairment loss	107,700	3,545,388
Change in fair value of warrant liability	(1,806,802)	-
Amortization of deferred financing costs	308,394	136,134
Bad debt expense	2,471,887	684,006
Loss on disposal of property and equipment	124,354	-
Fees related to waiver added to debt principal	150,000	-
Accrued interest added to debt principal	4,328,743	3,101,348
Stock-based compensation expense	570,716	1,425,312
Changes in operating assets and liabilities:
Accounts and notes receivable	2,360,667	(2,369,087)
Prepaid expenses and other current assets	(52,548)	216,516
Other assets	-	(311,289)
Accounts payable and accrued expenses	(372,988)	(706,006)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,798,950	7,138,724

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(563,497)	(1,515,686)
Increase in security deposits	-	(11,616)
NET CASH USED IN INVESTING ACTIVITIES	(563,497)	(1,527,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(112,630)	(449,648)
Advances from affiliates	-	(3,056)
Net repayments from bank loan - revolving line of credit	(494,988)	(2,145,011)
Repayment of bank loan - term note	(375,000)	-
Payments to former majority members	(118,033)	(350,000)
Proceeds from notes payable	-	2,000,000
Repayment of capitalized interest on Bison Note	(1,532,614)	-
Repayment of notes payable	(295,727)	(832,911)
Repayment of Principal Payment on Bison Note	(2,500,000)	-
Repayment of Boyer/Morris notes payable	(84,000)	-
Distributions to non-controlling interest	(18,390)	(701)
NET CASH USED IN FINANCING ACTIVITIES	(5,531,382)	(1,781,327)

NET (DECREASE) INCREASE IN CASH	(295,929)	3,830,095

CASH – BEGINNING OF PERIOD	339,859	55,139

CASH – END OF PERIOD	$43,930	$3,885,234

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period:
Interest	$1,619,617	$268,437
Income taxes	$-	$75,904

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”), was organized on May 25, 2005.  CFWH develops and manages wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” throughout the United States.  These centers render wound care treatments and the specialized service of hyperbaric medicine, and are developed in partnerships with community and acute care hospitals.  CFWH is contracted by the hospitals on a multi-year basis to start up and manage the hospital’s wound care program.

As of March 31, 2010, CFWH operates thirty-two (32) wound care centers with various institutions.  Such centers operate as either wholly-owned or majority-owned limited liability subsidiaries of CFWH.  CFWH manages and provides administrative services to Hyperbaric Medical Association, P.C. (“HMA”), a New York professional staffing company, owned by a Company employee, under the terms of the Management Service Agreement between the Company and HMA.  In return, HMA provides professional healthcare staffing services to CFWH, its sole customer, under the terms of the Technical Service Agreement.  The operations of HMA are conducted solely on behalf of CFWH, which is its beneficial owner. CFWH is headquartered in Tarrytown, New York.

Note 2 - Summary of Selected Significant Accounting Policies

a.           Basis of Presentation: The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations and financial position for the interim periods presented have been included.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission (“Commission”) on October 13, 2009.  Interim results are not necessarily indicative of the results for a full year.

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

d.           Revenue Recognition and Accounts Receivable.  Patient service revenue is recognized when the service is rendered, the amount due is estimable, in accordance with the terms of the individual contracts with hospitals (the hospital retains a percentage of each patients’ fee) and collection is reasonably assured.  The net amounts realizable as revenue (net of the amount retained by the hospital), which the Company records, are based on reimbursement rates settled and paid by insurance companies for wound care and hyperbaric treatments, which vary in accordance with the insurance companies’ contracts with the hospital.  Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers.  As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals.  As of March 31, 2010 and June 30, 2009 approximately $6.4 and $10.7 million, respectively, of accounts receivable were unbilled.  Because the collection of receivables from certain hospitals encompasses two separate billing processes, by the hospital to third party payers and by CFWH to the hospitals, the elapsed time between rendering of patent services and collection by CFWH may be several months.

Allowance for Doubtful Accounts - The reported balance of accounts receivable, net of the allowance for billed and unbilled doubtful accounts, represents the Company’s estimate of amounts that ultimately will be realized in cash. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using management estimates based on historical trends, age of the receivables, and knowledge of specific accounts. When the analysis so indicates, the allowance is increased or decreased accordingly.

During the third quarter of fiscal 2010, the Company assessed its allowance estimates based in part on enhanced information derived from its recently installed collection tracking system, and continued weakness in the economy. As a result, the Company recorded $2.1 million of bad debt expense in the third quarter, principally related to the assessment.

e.           Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made by management include the collectability of accounts receivable, the consideration of impairment of long-lived and intangible assets, and the fair value of stock and warrants issued.

f.           Fair Value of Financial Instruments.  The carrying amount of cash, accounts and notes receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of the instruments.  The carrying amount of the Company’s Bank Loan, (Note 5), approximates fair value due to the variable interest rates applicable to such indebtedness.  The fair value of the Company’s other indebtedness, consisting of notes payable, capital lease obligations and the Bison Note, (Note 5), was estimated to be approximately $26 million at March 31, 2010, based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.

g.           Loss Per Share.  Basic net earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants.  Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Potential common shares as of March 31, 2010 and 2009 are as follows:

	March, 2010	March, 2009
Options to purchase shares of common stock	3,932,500	3,552,500
Warrants, issued and issuable, to purchase shares of common stock	14,085,676	14,085,676
Total potential shares of common stock	18,018,176	17,638,176

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

j.           Impairment.  The Company reviews its long-lived assets and goodwill for impairment at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  As of March 31, 2010 $108 thousand was written off due to the closing of one of our centers.

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

In June 2008, a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock was established, including evaluating the instrument’s contingent exercise and settlement provisions.  The standard was effective for financial statements issued for fiscal years beginning after January 1, 2009 and interim periods within such fiscal year.  The Company adopted these requirements as of July 1, 2009 and determined that 13,785,676 of the 14,085,676 outstanding warrants to purchase the Company’s common shares are not considered indexed to the Company’s own stock, as the respective agreements include reset features.  The 13,785,676 warrants were issued by the Company as follows: (1) 2,750,000 warrants in April 2006 in a transaction with convertible debt; (2) 3,093,750 warrants in January 2008 in satisfaction of the reset provision related to the above April 2006 warrants; (3) 7,941,926 warrants in March 2008 in connection with the Bison Note.  The Company initially recorded the fair value or relative fair value of these warrants as additional paid-in capital.  As of July 1, 2009, the Company recorded a warrant obligation of approximately $3.6 million, which represents the fair  value of the warrants as of that date, and also recorded approximately $8.1 million decrease in the fair value of these warrants during the period from their respective dates of issuance through the July 1, 2009 adoption date of the new accounting pronouncement as a cumulative effect of a change in accounting principle, resulting in a reduction to accumulated deficit and additional paid-in capital.  The decrease in the fair value of the warrant obligation during the nine months ended March 31, 2010 of approximately $1.8 million is recorded as other income in the condensed consolidated statement of operations.  The fair value of the above warrants and the assumptions employed in the Black-Scholes valuation model, which were used to determine the fair value of the warrants at various measurement dates were as follows:

	March 31, 2010	July 1, 2009	Issuance Date

Number of warrants	13,785,676	13,785,676	13,785,676
Fair value of each warrant, $ per share	0.06 – 0.19	0.18 – 0.33	1.07 – 2.00
Combined fair value of warrants, $*	1,826,739	3,633,549	22,440,279

Market price, $ per common share	0.39	0.55	1.68 – 4.00
Exercise price, $ per common share	2 – 5	2 – 5	2 – 5
Volatility, %	113 – 139	114 – 123	95 – 111
Dividend yield, %	0	0	0
Risk free interest rate, %	3.5	3.5	3.5 – 4.9
Contractual life, years	1 – 5	1.75 – 5.75	3.2 – 7

* Consists of the fair value of the warrants determined using the Black-Scholes model.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements.  This guidance requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented.  As a result of adoption, effective July 1, 2009 the Company has retrospectively adjusted its financial statements for the nine months ended March 31, 2009 to include net loss attributable to non-controlling interest (previously referred to as minority interest) in consolidated net loss as presented below:

		Attributable to
	Total Equity	Company	Non-controlling interest

Beginning balance	$9,889,810	$9,309,252	$580,558
Distribution to non-controlling interest	(61,152)		(61,152)
Share-based compensation	1,425,312	1,425,312	-
Net loss	(2,218,986)	(2,226,876)	7,890
Ending balance	$9,034,984	$8,507,688	$527,296

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

Note 3 – Stock options

There were 650,000 stock options granted and 120,000 that were forfeited during the nine months ended March 31, 2010.  The following table represents changes in stock options during the first nine months of fiscal 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2009	3,402,500	$1.15	5.86	$-
Granted	650,000	1.05	2.81
Forfeited	(120,000)	2.68		-
Outstanding at March 31, 2010	3,932,500	$1.09	5.12	$-
Exercisable at March 31, 2010	2,782,500	$1.03	4.64	$-

As of March 31, 2010, there was $247,449 of unrecognized compensation cost which will be recognized through June, 2011.

The fair value of the stock options granted during the nine months ended March 31, 2010 was determined at the dates of grant and is being charged to compensation expense over the vesting period of the options.  The fair value of options granted at the dates of the grants was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

For the Nine Months Ended March 31, 2010
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

The weighted average fair value at dates of grant for options granted during the nine months ended March 31, 2010 was $0.32 per option.

Note 4 – Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2010 and June 30, 2009:

	March, 2010	June, 2009
Accrued compensation	$1,564,078	$1,370,063
Accounts payable	725,595	984,968
Other accrued expenses	418,135	725,765
	$2,707,808	$3,080,796

Note 5 – Notes payable and long-term debt:

Notes payable and long-term debt consists of the following at March 31, 2010 and June 30, 2009

	March, 2010	June, 2009
Bison Note (principal amount of $23,417,538 and $24,455,781, respectively, effective interest rate of 37%)	$14,751,166	$14,305,037
Bank Loan - Term Note	1,375,000	1,750,000
Bank Loan - Revolving Line of Credit	250,000	744,988
Med-Air promissory note	431,496	554,614
Boyer/Morris promissory note	388,000
Warantz promissory notes	46,444	117,999
JD Keith promissory note	-	79,702
Vans and auto loans	12,600	33,952
	17,254,706	17,586,292
Less: Current maturities	1,596,365	2,489,853
	$15,658,341	$15,096,439

Maturities of the long-term portion of notes payable and long-term debt as of March 31, 2010 are as follows:

**Year Ending March 31,
2012	$3,144,000
2013	2,975,000
2014	15,917,538
$22,036,538

**
The difference between the maturity table above and the balance sheet amount of notes payable and long-term debt at March 31, 2010 is attributable to the Bison Note discount, which is amortized over the maturity of the Bison Note.

As of December 31, 2009 the Company failed to comply with a covenant in the Securities Purchase Agreement relating to the Bison Note requiring the Company to have a specified minimum trailing twelve-month Consolidated Adjusted EBITDA.  The Company and Bison entered into an amendment to the Securities Purchase Agreement (“December 2009 Amendment”) relating to the Bison Note providing for, among other things, the waiver by Bison of the Company’s failure to comply with such covenant, and the amendment of the definition of Consolidated Adjusted EBITDA to include certain specified add-backs through March 31, 2010.  The December 2009  Amendment also provides that from and after January 1, 2010, the interest rate payable on the Bison Note will be equal to (a) 16.5% per annum, consisting of currently payable interest at the rate of 12% per annum and deferred interest at the rate of 4.5% per annum if the Company is not in compliance with its covenants under the Securities Purchase Agreement without giving effect to any of the specified add-backs to the definition of Consolidated Adjusted EBITDA, or (b) 15% per annum, consisting of currently payable interest at the rate of 12% per annum and deferred interest at the rate of 3% per annum if the Company is in compliance with its covenants under the Securities Purchase Agreement without giving effect to any of such specified add-backs to the definition of Consolidated Adjusted EBITDA.

Subject to certain conditions, the Company is obligated to redeem the Bison Note upon the occurrence of a Change of Control (as defined in the Securities Purchase Agreement). The December 2009 Amendment to the Securities Purchase Agreement provides that if a Change of Control occurs on or prior to June 30, 2010, then the purchase price at which the Company is required to redeem the Bison Note shall include interest that would have accrued from the date of redemption through June 30, 2010.  In addition, the amendment to the Securities Purchase Agreement provides that if the Change of Control occurs prior to July 31, 2010, then the Warrants held by Bison will be canceled upon the redemption of the Bison Note without further liability on the part of the Company.

As of March 31, 2010, the Company failed to comply with the revised covenant in the Securities Purchase Agreement relating to the Bison Note requiring the Company to have a specified minimum trailing twelve-month Consolidated Adjusted EBITDA, a covenant requiring the Company’s Consolidated Leverage Ratio not to exceed a specified maximum amount, and certain other covenants regarding certain non-financial matters.  The Company and Bison entered into a Waiver and Forbearance Agreement under which Bison has agreed to waive the Company’s failure to comply with the financial covenants as of March 31, 2010 and waived the failure by the Company to comply with such covenants for the measuring period ending June 30, 2010, and fully waived the Company’s failure to comply with the non-financial covenants.  In this connection, Bison also has agreed to forbear from accelerating the Company’s obligations to Bison under the Securities Purchase Agreement a result of the Company’s breach of the financial covenants until the earliest of (a) April 1, 2011, (b) the issuance of a notice of default, event of default or breach by Signature Bank, the Company’s senior lender, (c) the occurrence of a default or event of default under the Securities Purchase Agreement other than with respect to a breach of the financial covenants, (d) the issuance of a “going concern” opinion by the Company’s auditors and (e) the date that written notice from the Company is delivered to Bison stating that the Company no longer requires Bison to forbear from accelerating the Company’s obligations under the Bison Note (the “Bison Forbearance Period”).

The Waiver and Forbearance Agreement also provides that during the Bison Forbearance Period, and irrespective of the changes to the interest rate on the Bison Note made pursuant to the December 2009 Amendment, the Bison Note shall bear interest for each day during the Bison Forbearance Period at a rate equal to 16.5% per annum (and the scheduled cash interest rate shall be twelve percent (12%) per annum, and the scheduled pay-in-kind interest rate shall be four and a half percent (4.5%) per annum).  Following the end of the Bison Forbearance Period, the Bison Note shall bear interest at the Scheduled Interest Rate in accordance with the December 2009 Amendment.

In connection with the execution and delivery of the Waiver and Forbearance Agreement, the Securities Purchase Agreement was amended to require the recomputation, starting with the quarter ending June 30, 2010, of certain financial parameters for the fiscal year ended June 30, 2008 for purposes of determining Base Multiple and consequently the Put Price, as such terms are defined in the Securities Purchase Agreement.

At March 31, 2010, the Company also failed to comply with covenants in its Loan Agreement with Signature Bank, the Company’s senior lender, requiring that the ratio of the Company’s EBITDA minus cash capital expenditures to long term debt plus interest expense (debt service coverage ratio), and ratio of total debt to EBITDA (total debt to EBITDA ratio) not exceed specified amounts, and requiring that the Company maintain a minimum amount of total assets over total liabilities less subordinated debt (minimum effective net worth) and certain covenants relating to non-financial matters.  Signature Bank has agreed to waive the Company’s failure to comply with these financial covenants through April 30, 2011, provided that the Company complies with such covenants based upon the current ratios and effective net worth as they existed on March 31, 2010, and fully waived the Company’s failure to comply with the non-financial covenants.

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

GENERAL

The Company develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” primarily in the mid-Atlantic and northeastern parts of the country.  These centers render wound care and the specialized service of hyperbaric medicine, and are developed in partnerships with acute care hospitals.  We enter into separate multi-year operating agreements to startup and manage the wound care program within the hospital environment.  Although there can be no assurance that we will be successful in each instance, our plans for each hospital center require a multi-year committed contract term adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset); our start-up costs, including recruiting and training of personnel; and the amortization of chamber lease financing.  Generally, the hospital provides us with appropriate space for each of our centers.

We are responsible for the development and management of the wound care and hyperbaric centers, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately.  We also are responsible for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate equipment, including the hyperbaric chambers.  We acquire the chambers under both operating and capitalized lease financing transactions with nominal buyout arrangements (treated as capitalized leases in our accompanying condensed consolidated financial statements).  As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

Patient service revenue is recognized when the service is rendered in accordance with the terms of the contracts with hospitals.  Most hospitals are not billed for the service until the hospital is paid by the third party payers.  As a result, accounts receivable include amounts not yet billed to the hospitals, collection of which by CFWH can take several months.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 TO THE THREE MONTHS ENDED MARCH 31, 2009

REVENUES:

Revenues for the three months ended March 31, 2010 were $6.3 million, a decrease of $575 thousand or 8.4% below the $6.9 million of revenues generated in the three months ended March 31, 2009.  This is due to three fewer centers operating during the March 31, 2010 reporting period as result of expiration of related agreements, plus several blizzards in February that caused many hospitals to close their outpatient services and patients not being able to travel to the hospital for their treatments.

OPERATING EXPENSES:

Overview:  Operating expenses for the three months ended March 31, 2010 were approximately $9.5 million or 149.8% of total revenue compared to $6.4 million or 93.4% of revenue for the three months ended March 31, 2009.  The $3.1 million increase in operating expenses is the result of approximately $642 thousand in higher payroll costs associated with increased staffing at the corporate level, primarily in the business development, marketing, finance and human resources departments; approximately $112 thousand in licensing fees for software not deployed the prior year; approximately $120 thousand in higher health insurance costs due to greater number of employees participating in the plan and overall increases in health insurance premiums; and approximately $126 in a combination of other center related costs including patient transportation, licensing fees and commercial insurance.  During the third quarter, the Company assessed its accounts receivable allowance estimates based in part on enhanced information derived from its recently installed collection tracking system, and continued weakness in the economy.  As a result, the Company recorded $2.1 million of bad debt expense in the third quarter, principally related to the assessment.

Cost of services: Cost of services, which are comprised principally of payroll and payroll related costs for administrative, professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was $4.0 million or 63.4% of total revenues for three months ended March 31, 2010 compared with $3.6 million or 52.9% in the three months ended March 31, 2009.  The $360 thousand or 9.9% increase is primarily attributable to higher direct labor costs; increases in patient transportation, software licensing fees; and medical and commercial insurance costs, which doubled over the prior year’s three month period.

Sales and marketing:  Sales and marketing expenditures increased by $30 thousand to $72 thousand compared with the three months ended March 31, 2009 due to trade show participation, hospital sponsorships and costs associated with increased education, marketing and promotion efforts.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting, travel and entertainment costs, and professional fees.  General and administrative costs increased by $575 thousand to $2.8 million or 44.8% of revenues for the three months ended March 31, 2010, compared to $2.3 million or 32.7% of revenues for the three months ended March 31, 2009.  The increase is due to increased payroll and payroll related costs for center management and corporate staff, including the addition of personnel in the business development, finance, marketing, and human resources departments.

Impairment loss:  As of March 31, 2010 $108 thousand was written off due to the closing of one of our centers.

Depreciation and amortization:  Depreciation and amortization expense related to corporate property and equipment and intangible assets aggregated  $325 thousand or 5.1% of revenues for the three months ended March 31, 2010 compared to $251 thousand or 3.7% of total revenues for the 2009 three months.  The increase is due to the acquisition and deployment of various software applications and hardware necessary for the Company to better conduct its business, and to the amortization of the intangible assets associated with the buyout of non-controlling interests.

Bad debt expense:  Bad debt expense was $2.1 million or 33.6% of total revenues for the three months ended March 31, 2010 compared to $240 thousand or 3.5% of revenues for the three months ended March 31, 2009.  During the third quarter, the Company assessed its accounts receivable allowance estimates based in part on enhanced information derived from its recently installed collection tracking system,.and continued weakness in the economy.   As a result, the Company recorded $2.1 million of bad debt expense in the third quarter, principally related to the assessment.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $1.8 million or 28.3% of total revenues for the three months ended March 31, 2010, compared to $1.3 million or 18.4% of revenues for the 2009 three months.  Interest expense increased by approximately $519 thousand due to  a $369 thousand increase in the principal amount of the Bison Note as a result of adding accrued interest to principal, and $150 thousand related to fees related to the Bison waiver.   Cash interest for the three months ended March 31, 2010 was $782 thousand, including $769 thousand paid to Bison Capital.  Cash interest for the three months ended March 31, 2009 was $75 thousand.

Change in fair value of warrants:  The Company recorded $1.1 million of income for the three months ended March 31, 2010 due to the decrease in the fair value of the warrant obligation for the quarter as described in Note 2k to the condensed consolidated financial statements.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2010 TO THE NINE MONTHS ENDED MARCH 31, 2009

REVENUES:

Revenues for the nine months ended March 31, 2010 were $21.5 million, a decrease of $40 thousand or 0.2% from the $21.5 million of revenues generated in the nine months ended March 31, 2009.  This is due to three fewer centers operating during the March 31, 2010 reporting period plus several blizzards in February that caused many hospitals to close their outpatient services and patients not being able to travel to the hospital for their treatments. This was offset in part by increased revenue from existing centers.

OPERATING EXPENSES:

Overview:  Operating expenses for the nine months ended March 31, 2010 were approximately $24.4 million or 114.0% of total revenues compared to $20.1 million or 93.7% of revenues for the nine months ended March 31, 2009.  The $4.3 million increase in operating expenses is the result of approximately $1.8 million in higher payroll costs associated with the operations of new centers and increased staffing at the corporate level, including in the business development, marketing, finance and human resources departments; approximately $256 thousand in licensing fees for software not deployed the prior year; and approximately $300 thousand in higher health insurance costs due to greater number of employees participating in the plan and overall cost increases for health insurance premiums. and approximately $126 in a combination of other center related costs including patient transportation, licensing fees and commercial insurance In addition, the Company incurred increased bad debt expense of approximately $1.8 million, principally as a result of the Company’s assessment of its accounts receivable allowance estimates based in part on enhanced information derived from its recently installed collection tracking system, and continued weakness in the economy.  As a result, the Company recorded $2.5 million of bad debt expense for the nine months ended March 31, 2010.

Cost of services: Cost of services, which are comprised principally of payroll and payroll related costs for administrative, professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was $11.9 million or 55.7% of total revenues for nine months ended March 31, 2010 compared with $11.0 million or 51.4% in the nine months ended March 31, 2009.  The $900 thousand or 8.1% increase is primarily attributable to higher direct labor costs, increases in software licensing fees, and higher health and commercial insurance costs.

Sales and marketing:  Sales and marketing expenditures of $323 thousand increased by $189 thousand from the prior year’s nine month period due to trade show participation, hospital sponsorships, and costs associated with increased education, marketing and promotion efforts.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting, travel and entertainment costs, and professional fees.  General and administrative costs increased by $1.1 million to $8.6 million or 40.2% of revenues for the nine months ended March 31, 2010, compared to $7.5 million or 35.1% of revenues for the nine months ended March 31, 2009.  The increase is due to increased payroll and payroll related costs for business development; marketing; center management and corporate staff, including in the finance, marketing and human resources departments; and professional fees, partially offset by a reduction in stock compensation expense.

Impairment loss:  As of March 31, 2010 $108 thousand was written off due to the closing of one of our centers.

Depreciation and amortization:  Depreciation and amortization expense related to corporate property and equipment and intangible assets aggregated $970 thousand or 4.5% of revenues for the nine months ended March 31, 2010 compared to $733 thousand or 3.4% of total revenues for the 2009 nine months.  The increase is due to the acquisition and deployment of various software applications and hardware necessary for the Company to conduct its business and to the amortization of the intangible assets associated with the buyout of the non-controlling interests.

Bad debt expense:  Bad debt expense was $2.5 million or 11.5% of total revenues for the nine months ended March 31, 2010 compared to $684 thousand or 3.2% of revenues for the nine months ended March 31, 2009.  During the third quarter, the Company assessed its accounts receivable allowance estimates based in part on enhanced information derived from its recently installed collection tracking system, and continued weakness in the economy.  The $2.5 million bad debt expense recorded for the nine months ended March 31, 2010, $1.8 million relates principally to the assessment.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $4.8 million or 22.5% of total revenues for the nine months ended March 31, 2010, compared to $3.5 million or 16.4% of revenues for the 2009 nine months.  Interest expense increased by approximately $1.2 million due to an increase in the principal amount of the Bison Note as a result of adding accrued interest to principal.  Cash interest for the nine months ended March 31, 2010 was $1.6 million, including $1.5 million paid to Bison Capital.  Cash interest expense for the nine months ended March 31, 2009 was $268 thousand.

Change in fair value of warrants:  The Company recorded $1.8 million of income for the nine months ended March 31, 2010 due to the decrease in the fair value of the warrant obligation for the quarter as described in Note 2k to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $5.8 million for the nine months ended March 31 2010.  While our net loss was $5.8 million, noncash expenses incurred during the nine months included (a) $4.3 million of interest accrued for the notes payable and long-term debt, (b) $2.5 million of bad debt expense, (c) depreciation and amortization of $3.8 million related to equipment, leasehold improvements and certain hospital contracts, and (c) $0.6 million for the amortization of stock options, partially offset by  $1.8 million of non-cash income recorded for the change in the fair value of the warrant liability.

Investing Activities:  Net cash used in investing activities was $0.6 million for the nine months ended March 31, 2010.  The primary use of cash was for the purchase of software and other infrastructure projects necessary to support the Company’s information technology needs and leasehold improvements at a new center.  Net cash used in investing activities was $1.5 million for the nine months ended March 31, 2009 for purchases of property and equipment.

Financing Activities:  Net cash used in financing activities was $5.5 million for the nine months ended March 31, 2010.  The Company repaid $0.5 million of the bank line of credit, retired $0.8 million of notes and loans, paid $1.5 million of  interest due on the Bison Note, paid $2.5 million of principal due Bison, and made the required payments of $0.1 million to former majority members.

We participate in a working capital financing and term loan arrangement with Signature Bank, which matures on December 1, 2012.  The maximum amount that can be borrowed under the bank loan – revolving line of credit, at March 31, 2010, is $5.8 million.

As more fully described in Note 5 to the Company’s condensed consolidated financial statements for the fiscal quarter ended March 31, 2010, the Company and Bison amended the Securities Purchase Agreement relating to the Bison Note (“December 2009 Amendment”) to provide, among other things, for the waiver of the Company’s failure to comply with a covenant in such Securities Purchase Agreement requiring the Company to have a specified minimum Consolidated Adjusted EBITDA for the fiscal quarter ended on such date, to change the definition of Consolidated Adjusted EBITDA applicable to future periods, and to change in the non-cash interest payable on the Bison Note in future periods.
  Also, as more fully described in Note 5 to the Company’s condensed consolidated financial statements for the fiscal quarter ended March 31, 2010, the Company failed to comply with the covenant requiring the Company to have a specified minimum trailing twelve-month Consolidated Adjusted EBITDA (as revised in the December 2009 Amendment), a covenant requiring the Company’s Consolidated Leverage Ratio not to exceed a specified maximum amount, and certain other covenants regarding certain non-financial matters.  The Company and Bison entered into a Waiver and Forbearance Agreement under which Bison has agreed to waive the Company’s failure to comply with the financial covenants as March 31, 2010 and waived the failure by the Company to comply with such covenants for the measuring period ending June 30, 2010, and fully waived the Company’s failure to comply with the non-financial covenants.  In this connection, Bison also has agreed to forbear from accelerating the Company’s obligations to Bison under the Securities Purchase Agreement for the period specified in such Waiver and Forbearance Agreement.

The Waiver and Forbearance Agreement also changes the interest rate on the Bison Note during the period while Bison’s agreement to forbear under the Waiver and Forbearance Agreement is in effect.

The Securities Purchase Agreement also was amended to require the recomputation, starting with the quarter ending June 30, 2010, of certain financial parameters for the fiscal year ended June 30, 2008 for purposes of determining Base Multiple and consequently the Put Price, as such terms are defined in the Securities Purchase Agreement.

Also, as more fully described in Note 5 to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2010, the Company also failed to comply with covenants in its Loan Agreement with Signature Bank, the Company’s senior lender, requiring that the Company’s debt service coverage ratio, and total debt to EBITDA ratio not exceed specified amounts, and requiring that the Company maintain a specified minimum effective net worth and certain covenants relating to non-financial matters.  Signature Bank has agreed to waive the Company’s failure to comply with these financial covenants through April 30, 2011, provided that the Company complies with such covenants based upon the current ratios and effective net worth as they existed on March 31, 2010, and fully waived the Company’s failure to comply with the non-financial covenants.

We believe that the Company will be able to comply with the modified covenants described above.

We believe that the cash flows from operations and borrowings under the senior bank line of credit will provide sufficient liquidity for the Company to be able to finance our operations for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 2 to the Condensed Consolidated Financial Statements regarding the effects on the Company’s financial statements of the adoption of recent accounting pronouncements.

ITEM  3.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d -- 15(e)), our Chief Executive Officer and Chief Financial Officer has concluded that disclosure controls and procedures as of the end of the period covered by this report are effective in providing timely material information required to be disclosed in the reports filed or submitted under the Exchange Act.  The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

(b)  Changes in Internal Controls.   During the quarter ended March 31, 2010 there have not been any changes in internal controls over financial reporting identified in connection with an evaluation thereof that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.  Legal Proceedings:

There is no action, suit, proceeding, inquiry or investigation before or by any public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company and of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended March 31, 2010.

ITEM 5. Other Information:

None.

ITEM 6. Exhibits:

Exhibit No.	Description of Exhibit

4.1	Waiver dated May 24, 2010 in respect of Amended and Restated Loan Agreement among the Company and its subsidiaries and Signature Bank.

4,2	Waiver and Forbearance Agreement dated May 24, 2010 between Bison Capital Equity Partners II-A, L.P., and Bison Capital Equity Partners II-B, L.P. and the Company.

4.3
Third Amendment to Securities Purchase Agreement dated May 24, 2010 to Securities Purchase Agreement dated as of March 31, 2008 between Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., and the Company.

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

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer	May 24, 2010
Andrew G. Barnett