Form 10-Q/A
period 2010-03-31
Center for Wound Healing, Inc.
filed 2010-05-26
CIK 799194

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

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q
March 31, 2010

Explanatory Note:

We filed our Quarterly Report on Form 10-Q for the nine months ended March 31, 2010 with the Securities and Exchange Commission on May 24, 2010 prior to obtaining  indication from the Company’s independent registered public accounting firm that such firm had completed its review of the financial information included in such Form 10-Q.  Such indication has been obtained.  We are filing this Amendment No. 1 on Form 10-Q/A on May 26, 2010, to include the Waiver dated May 24, 2010, executed by Signature Bank, that was not included as an Exhibit to the Form 10-Q as originally filed, and to correct the dates on of the certifications of our Chief Executive, Chief Financial and Chief Accounting Officer contained in such filing.  No other amendments to the previous filing are made.

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

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer	May 26, 2010
Andrew G. Barnett