Form 10-K
period 2010-06-30
Center for Wound Healing, Inc.
filed 2010-10-14
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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
YES ☐ NO☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of October 12, 2010 there were 24,123,638 shares of common stock issued and outstanding.

10-K

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-K

For the Fiscal Year Ended June 30, 2010

10-K10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes, in addition to historical information, forward-looking statements regarding The Center For Wound Healing, Inc. (the “Company” or “CFWH”), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s expectations or beliefs concerning, among other things, the Company’s operations, performance, financial condition, business strategies, and other information, and that involve substantial risks and uncertainties.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Actual operations and results may differ materially from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Annual Report on Form 10-K to be accurate as of the date hereof.  Changes may occur after that date.  We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, all discussion regarding our financial condition and results of operations (including the information contained in Item 7 of Part I of this Annual Report on Form 10-K as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations) should be read in conjunction with the financial statements and related notes contained in Item 8 of Part II of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

As used in this annual report, "we", "us", "our", "CFWH", "Company" or "our company" refers to The Center for Wound Healing, Inc. and all of its subsidiaries and affiliated companies.

Business Development:

The Center for Wound Healing, Inc. (“CFWH” or the “Company”), a Nevada corporation, was organized on July 2, 1988.  The Company’s current business was initially conducted by American Hyperbaric, Inc. (“American Hyperbaric), a Florida corporation that was organized on May 25, 2005.  The Company became engaged in its current business as a result of in a “reverse merger” share exchange transaction between the Company and American Hyperbaric that was completed on December 9, 2005.  CFWH develops and manages wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING TM” throughout the United States.  These centers render the specialized service of wound care and hyperbaric medicine.  The centers are developed in conjunction with acute care hospitals.  CFWH can be contracted to start up and manage the wound care program as well as offer a turnkey operation including the furnishing of hyperbaric oxygen chambers to hospitals.

As of June 30, 2010, CFWH operates thirty-two (32) wound care centers with various institutions.  The Company operates such centers through either wholly-owned or majority-owned limited liability company subsidiaries. The Company also manages Hyperbaric Medical Associates, P.C., a New York professional staffing company, owned by an employee of CFWH, which provides professional healthcare staffing services, including services of physicians, to the Company.  CFWH is headquartered in Tarrytown, New York.

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

We contract with hospitals to manage their wound care facilities.  Generally, for each individual wound care center, appropriate space is allocated to us by the institution.  We are responsible for the management of the center including patient scheduling and all non-medical staff, and we assist the hospital in its billing of patient services, which are billed directly by the hospital to insurance companies.  We also are responsible for designing and installing the necessary leasehold improvements of the hospital-provided space and supplying the appropriate furniture, fixtures and equipment, including the hyperbaric chambers, used in the wound center.  We either acquire the chambers under three year capital leases with $1 buyout arrangements or under operating leases.  This has allowed us to leverage our resources and maximize the number of centers that we can support.  As our operation grows, we have the ability to transfer chambers between individual wound care centers in order to balance demand and maximize the use of our resources.

CFWH is a provider of contract services for wound care and hyperbaric medicine in the United States.  Through medical leadership based upon a multi-disciplinary team of physicians and defined clinical standards, CFWH is committed to achieving patient results while simultaneously providing both physicians and hospitals with professional and economic opportunities.  For the period ended June 30, 2010, CFWH has entered into separate multi-year operating agreements to manage the wound care programs in 32 hospitals.  Although there can be no assurance that we will be successful in each instance, our plan at each center requires a  multi-year contract with the hospital providing for a fixed or variable fee schedule based on the services provided whether for hyperbaric treatment, wound care procedures, or both.  The expected fees are adequate for us to recover our investment in leasehold improvements (a sunk cost and non-transferable asset), our start-up costs, including recruiting and training of personnel, and the amortization of chamber lease financing.

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

Marketing:

CFWH conducts education and market awareness programs, and advertising to promote the utilization of its centers among medical professionals, care givers, and patients.  A multifaceted marketing approach is used to create awareness of our centers’ capabilities.  This approach is implemented over several months and features:

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

Various state and federal laws apply to the operations of health care providers including, but are not limited to, the following:

Licensing:

Health care providers are generally required to be licensed by various state regulatory bodies.  If our hospital customer or we are found to not be in compliance with state licensing laws, we or our hospital customer could be subject to fines and penalties or ordered to cease operations which could have an adverse effect on our business.

False Claims Act:

The Federal False Claims Act and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements for reimbursement and payment to the United States government or state government.  Such requirements would apply to the hospitals to which we provide wound care management services.  Although we do not submit claims to the federal health care programs, we consult with our hospital customers regarding billing matters and are involved to a certain extent in the claims process.  Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government.  As such "whistleblower" lawsuits filed as “qui tam” actions are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, health care providers affected are often unaware of the suit until the government has made its determination and the seal is lifted.  The Federal False Claims Act provides for penalties equal to three (3) times the actual amount of any overpayments plus $11,000 per claim. Under legislation passed in 2009, those who bill third parties are now obligated to discover and disclose any overpayments received or be subject to False Claims Act penalties as well.

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

To clarify some of the issues created by the Anti-Kickback Statute, the Center for Medicare and Medicaid Services issued “safe harbor” regulations identifying actions which will not be deemed to violate the Anti-Kickback Statute.  Some of these “safe harbors” are in the area of joint ventures, personal services, and other arrangements.  Conducting an activity that falls within a “safe harbor” regulation provides comfort that such activity will not be prosecuted.  Compliance with each element of a particular “safe harbor” is required in order to be assured of the protection provided by such “safe harbor.”  Even though a transaction that does not fall within a “safe harbor” may be perfectly appropriate, the arrangement will be evaluated based on its facts and circumstances to determine if the parties intended to induce the referral of Medicare or Medicaid patients or the purchase, lease or ordering of a good, item or service reimbursable under Medicare or Medicaid.

The federal government also has adopted an Advisory Opinion procedure where a proposed transaction can be submitted to the Office of Inspector General for an opinion as to whether it violates the Anti-Kickback Statute.  If a proposed arrangement receives a satisfactory Advisory Opinion, then the parties would be immune from prosecution under the Anti-Kickback Statute.

Also, in many companies, Compliance Plans are adopted.  These plans take a number of forms.  Should a company ever violate the Anti-Kickback Statute having a Compliance Plan (the “Plan”) which the Company follows will mitigate the sentence that might otherwise be imposed on the affected individuals.  Although there is not necessarily any one right way to draft or implement a Compliance Plan, there are some elements which the authorities will be looking for in the Plan, including a “hot” line for the reporting of suspected fraudulent or abusive activity, dissemination of the Plan, actions taken or not taken as the result of a report of wrongful activity, including whether those who reported the activity were terminated.

An allegation of violation and/or a conviction for violation of the Anti-Kickback Statute and parallel state laws could have a significant impact on our ability to conduct our business.  As noted earlier, significant fines, penalties, exclusion from Medicare and Medicaid programs and imprisonment of individuals can result.  Additionally, the federal government or a “whistleblower” could bring an action under the federal False Claims Act alleging that a violation of the Anti-Kickback Statute “tainted” our hospital customers’ claims to the federal health care programs, and, thus, allege that we or our hospital customers are liable for damages and per claim penalties under the False Claims Act.

The Stark Law:

Federal and some state laws prohibit physician referrals to an entity in which the physician or his or her immediate family members have a financial interest for provision of certain designated health services that are reimbursed by Medicare or Medicaid.  Hospital outpatient services, including wound care treatments, and outpatient prescription drugs, are two of the designated services.  We believe we have structured our operations to comply with these provisions but no assurances can be given that a federal or state agency charged with enforcement of the Stark Law, its regulations, or similar state laws might not assert a contrary position.  In addition, periodically, there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors and to additional health services.  Certain states have adopted similar restrictions or are considering expanding the scope of existing restrictions.  We cannot assure you that the federal government, or other states in which we operate, will not enact similar or more restrictive legislation or restrictions or interpret existing laws and regulations in a manner that could harm our business.

Physician Fee Splitting/Corporate Practice of Medicine:

The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit entities not solely owned by physicians, including us, from practicing medicine and from employing physicians to practice medicine.  The laws in most states regarding the corporate practice of medicine have been subjected to judicial and regulatory interpretation and while we have attempted to structure our relationships with physicians and our operations in a manner that complies with these requirements, there is no assurance that various state regulators will agree that we are in compliance.  Violation of a state’s prohibitions on the corporate practice of medicine and the splitting of professional fees with lay individuals or corporations could result in civil or criminal liability, and/or the unenforceability of certain of our contracts.  As a result, we may be required to restructure or reduce our business in a particular state.  Any one of these consequences could have a material adverse effect on the operations and financial performance of our business.

HIPAA:

The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the United States Congress in 1996. Title I of HIPAA protects health insurance coverage for workers and their families when they change or lose their jobs and amends the Employment Retirement Income Security Act, the Public Health Service Act, and the Internal Revenue Code.

Title II of HIPAA defines numerous offenses relating to health care and sets civil and criminal penalties for them.  It also creates several programs to control fraud and abuse within the health care system.  However, the most significant provisions of Title II are its Administrative Simplification rules which require the establishment of national standards for electronic health care transactions and national identifiers for providers, health insurance plans, and employers.  The Administration Simplification provisions also address the privacy of “protected health information” (including individually identifiable patient information) and the security of electronic protected health information.  The standards are meant to improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data exchange in the United States.  These rules apply to "covered entities" as defined by HIPAA and the Department of Health and Human Services (HHS).  Covered entities include health care providers that submit electronic claims for reimbursement, health plans and health care clearinghouses, such as billing services.

The new Health Information Technology for Economic and Clinical Health Act (HITECH Act), which is Title XIII of the American Recovery and Reinvestment Act of 2009 (ARRA), amended HIPAA and included provisions for its heightened enforcement and stiffer penalties for privacy and security violations.  The new privacy and security provisions expand the reach of HIPAA’s privacy and security standards to include “business associates” of covered entities and mandate certain actions in the event of a breach of unsecured personal health information that could harm the reputation or finances of individuals, among other provisions.  Covered entities must incorporate these additional requirements in their agreements with their business associates.  Business associates are vendors that provide services to covered entities involving the use and disclosure of protected health information. The new requirements for breach notification of unsecured protected health information provide a strong incentive for covered entities and their business associates to implement technical, physical and administrative safeguards to prevent unauthorized access to protected health information.  The new HITECH penalties for privacy and security violations are the same for covered entities and for their business associates.  These include a tiered increase in the amount of civil monetary penalties. Where the person did not know, and by exercising reasonable diligence would not have known, that such person violated a provision: (i) $100 to $50,000 for each violation; (ii) the total amount per calendar year for all such violations of an identical requirement may not exceed $1,500,000.  Where the violation was due to reasonable cause and not to willful neglect: (i) $1,000 to $50,000 for each violation, (ii) the total amount per calendar year for all such violations of an identical requirement may not exceed $1,500,000. Where the violation was due to willful neglect and was corrected: (i) $10,000 to $50,000 for each violation, (ii) the total amount per calendar year for all such violations of an identical requirement may not exceed $1,500,000.  Where the violation was due to willful neglect and was not corrected: (i) at least $50,000 for each violation, (ii) the total amount per calendar year for all such violations of an identical requirement may not exceed $1,500,000.  The Secretary of HHS will base the amount of the penalty on: (i) the nature and extent of the violation, (ii) the nature and extent of the harm resulting from such violation.  In addition, many states also have laws that protect the privacy and security of health and other confidential, personal information.  These laws may be similar to or even more protective than the federal HIPAA and HITECH provisions.  Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe that their personal information has been misused.

We must comply with the various HIPAA standards described above.  The decentralized nature of our operations could represent significant challenges to us in the implementation of required compliance.  If we are found to not be in compliance, we could be subject to fines, penalties and other actions which could have an adverse effect on our business.

Health Care Reform:

We believe the Patient Protection and Affordable Care Act signed into law March 23, 2010 will have no immediate impact on our business.  Over the long-term, as the cuts in Medicare payments to our hospital customers take effect, and more uninsured people are brought into the healthcare system, our revenues per hospital customer could change.  There could be an increase in the number of insured patients who can avail themselves of wound care and hyperbaric therapies, which more than offsets cuts in Medicare payments to our hospital customers.  If this turns out to be the case, our business may increase as a result; however, we cannot predict at this time what that impact will be as this increase in insurance coverage to this population is several years into the future.

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

Employees:

The Company counts 224 full-time employees coming from various backgrounds.  In addition to over 100 physicians accredited in hyperbaric medicine, including some of the top physicians practicing in vascular surgery today, the Company boasts a number of ex-hospital executives, registered nurses, financial professionals, and business executives.  To ensure and facilitate the successful planning, implementation and continued operations of our numerous wound care centers, our team also utilizes architects, engineers, contractors, and healthcare counsel.  Currently, CFWH provides management and operations for 32 hospital-based wound care and HBOT programs.

Proposed Acquisition of the Company:

On October 5, 2010, the Company, CFWH Holding Corporation, a Delaware corporation (“Parent”) and CFWH Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Parent and Merger Sub are affiliates of Sverica International, a private equity firm.  Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub shall cease and the Company shall continue as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. At the closing of the Merger, each share of common stock, par value $0.001 per share, of the Company (“Company Common Stock”), issued and outstanding immediately prior to the closing, other than shares held by Parent as a result of the exchange by one of the Company’s founders of a portion of his shares of Company Common Stock for shares of capital stock of Parent, shall be converted into the right to receive an amount in cash, not to exceed $0.60, subject to certain adjustments as set forth in the Merger Agreement.  The amount of cash consideration that holders of shares of Company Common Stock will be entitled to receive in the Merger, giving effect to all possible adjustments, will be at least $0.579 per share.  All amounts payable to holders of Company Common Stock in the Merger are without interest and subject to applicable tax withholding requirements.

Holders of a total of approximately 68.3% of the issued and outstanding shares of Company Common Stock, including all of the directors and executive officers of the Company who hold shares of Company Common Stock, have entered into a Voting Agreement with Parent pursuant to which such holders have agreed to vote their shares in favor of approval of the Merger Agreement.

Completion of the transaction is subject to customary closing conditions, including CFWH shareholder approval, and the receipt by Sverica of financing for the transaction in accordance with financing commitments received.  The transaction is expected to be completed in the fourth quarter of 2010, subject to customary closing conditions.

ITEM 2.	Properties:

The corporate office is located in Tarrytown, NY. On July 21, 2010, the Company extended its Tarrytown, NY lease to include additional space.  The lease was extended through January 31, 2016 at a starting base rate of $11,182 per month.

The minimum payments under non-cancelable operating lease obligations for office space at June 30, 2010 are as follows:

Years Ending June 30,
2011	$130,969
2012	$136,482
2013	$139,707
2014	$141,393
2015	$143,754
Thereafter	$83,857

Rent expense under all operating leases in fiscal years ended June 30, 2010 and 2009 was $146,767 and $125,848, respectively.   The lease obligation calculation, shown above, includes the new office space.

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

No matters were submitted to shareholders during the fiscal year ended June 30, 2010.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:

Our common stock was quoted on the Over-The-Counter Bulletin Board system and the Financial Industry Regulatory Authority (“FINRA”) Electronic Bulletin Board under the symbol "CFWH.OB."

The closing price of our common stock on October 12, 2010, as reported on CFWH.OB was $0.51 per share.

Quarter Ended	High	Low

September 2008	$1.50	$0.75
December 2008	$1.10	$0.36
March 2009	$0.45	$0.05
June 2009	$0.90	$0.10

September 2009	$0.80	$0.40
December 2009	$0.70	$0.45
March 2010	$0.65	$0.36
June 2010	$0.45	$0.25

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Holders:

As of October 12, 2010, there were approximately 221 shareholders of record of our common stock.

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

Equity Compensation Plan Information:

The following table gives information about our common stock that may be issued upon the exercise of options, or rights under our existing equity compensation plan, the 2006 Stock Option Plan (as amended and restated April 20, 2009). The information in this table is as of June 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available
Equity compensation plans approved by security holders (1)	3,932,500	$1.09	3,567,500
Equity compensation plans not approved by security holders	-	-	-
Total	3,932,500	$1.09	3,567,500

(1)
Our 2006 Stock Option Plan permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 7,500,000 shares of our common stock, to employees, outside directors, and consultants.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our company. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.

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

We are responsible for the development and management of the wound care and hyperbaric centers, including providing direct staff and billing support to ensure hospitals are reimbursed appropriately.  We also are responsible for designing and installing necessary leasehold improvements of the hospital-provided space and to supply the appropriate equipment, including the hyperbaric chambers.  We acquire the chambers under both operating and capitalized lease financing transactions with a nominal buyout arrangement (treated as capitalized leases in our accompanying consolidated financial statements).  As our operation grows, we have the ability to transfer chambers between institutions to balance demand and maximize the use of our resources.

Patient service revenue is recognized when the service is rendered in accordance with the terms of the contracts with hospitals.  Certain hospitals are not billed for the service until the hospital is paid by the third party payers.  As a result, accounts receivable include amounts not yet billed to the hospitals, collection of which by CFWH can take several months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  On an on-going basis, we evaluate these estimates, including those related to revenue recognition, allowance for doubtful accounts, fair value of warrants, goodwill, and stock-based compensation.  We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the financial statements.

Revenue Recognition:  The Company derives revenue from providing patient care services. Patient service revenue is recognized when the service is rendered, the amount due is estimable, in accordance with the terms of the individual contracts with hospitals (the hospital retains a percentage of each patients’ fee) and collection is reasonably assured.  The net amounts realizable as revenue (net of the amount retained by the hospital), which the Company records, are based on reimbursement rates settled and paid by insurance companies for wound care and hyperbaric treatments, which vary in accordance with the insurance companies’ contracts with the hospital.  Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers. As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals. Because the collection of receivables from certain hospitals encompasses two separate billing processes, by the hospital to third party payers and by CFWH to the hospitals, the elapsed time between rendering of patent services and collection by CFWH may be several months.

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition.  These factors include, but are not limited to contract terms, such as payment terms and expected insurance reimbursement rates, and creditworthiness of the customer.

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized.  Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards.  Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on the Company’s future revenues and operating results.

Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts based on its estimates of collectability.  The Company bases these estimates on historical collections, performance and specific collection issues.  If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.  If creditworthiness of the Company’s clients were to weaken or the Company’s collection results relative to historical experience were to decline, it could have a material adverse impact on operating results and cash flows.

Stock-Based Compensation:  The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.    Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award.  This value is expensed ratably over the vesting period for time-based awards and when the achievement of performance goals is probable in our opinion for performance-based awards.  Determining the fair value of share-based awards at the grant date requires judgment; including volatility, expected terms, estimating the amount of share-based awards that are expected to be forfeited, and the likelihood of achieving performance or market conditions if present.  If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

Fair Value of Warrants:  The Company estimates the fair value of warrants recorded as a liability using the Black-Scholes model.

Long-Lived Assets:  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition.  If carrying value of the long-lived assets is not considered to be recoverable, the amount of impairment loss to be recognized is determined by comparing long-lived assets’ carrying value to their fair value determined using future discounted cash flows.

Goodwill:  Goodwill is not amortized but reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value.

RESULTS OF OPERATIONS:

REVENUES:

Revenues for the year ended June 30, 2010, were approximately $28.7 million, a decrease of approximately $503,000 or approximately 0.2% from the revenues of approximately $29.2 million generated during the fiscal year ended June 30, 2009.  The reduction in revenue is primarily due to three fewer centers operating during the last five months of the fiscal year ended June 30, 2010.  The decline in revenue as a result of the closing of the three centers was partially offset by increased revenue from other existing centers.

OPERATING EXPENSES:

Overview:  Operating expenses for the year ended June 30, 2010 were approximately $31.9 million or approximately 111.3% of total revenues compared to approximately $28.3 million or approximately 96.8% of revenues for the twelve months ended June 30, 2009.  The increase in operating expenses for the fiscal year ended June 30, 2010 resulted from approximately $2.5 million in higher payroll costs associated with the operations of new centers and increased staffing at the corporate level, including in the business development, marketing, finance and human resources departments; approximately $386,000 in licensing fees for software not deployed the prior year; approximately $410,000 in higher health insurance costs due to greater number of employees participating in the Company’s health insurance plan and overall cost increases for health insurance premiums; approximately $108,000 of impairment loss incurred in connection with a closed center: and approximately $296,000 due to a combination of other center operating cost increases including supplies and commercial insurance premiums.  In addition, the Company incurred increased bad debt expense of approximately $576,000, the result of the Company’s assessment of its accounts receivable allowance estimates based in large part on enhanced information derived from its recently deployed accounts receivable collection tracking system.  As a result, the Company recorded approximately $2.7 million of bad debt expense for year ended June 30, 2010.

Cost of services:  Cost of services, which are comprised principally of payroll and payroll related costs for administrative, professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was approximately $16.1 million or approximately 55.9% of total revenues for year ended June 30, 2010 compared with approximately $14.9 million or approximately 50.9% in the year ended June 30, 2009.  This increase of approximately $1.2 million or approximately 8.1%, is primarily attributable to higher direct labor costs, increases in software licensing fees, and higher health and commercial insurance costs.

Sales and marketing:  Sales and marketing expenditures of approximately $467,000 for the fiscal year ended June 30, 2010, increased by approximately $213,000 from the prior fiscal year due to increased business development, education, marketing and promotional costs including trade show participation, hospital sponsorships, and other similar efforts.

General and administrative:  General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting, travel and entertainment costs, and professional fees.  General and administrative costs increased by approximately $1.4 million to approximately $11.3 million or approximately 39.4% of revenues for the fiscal year ended June 30, 2010, compared to approximately $9.8 million or approximately 33.7% of revenues for the fiscal year ended June 30, 2009.  The increase is due to increased payroll and payroll related costs for business development; marketing; center management and corporate staff, including in the finance, marketing and human resources departments; and professional fees.

Impairment loss:  Abandonment loss was approximately $108,000 or approximately 0.4% of total revenue for the year ended June 30, 2010 compared with approximately $134,000 or approximately 0.5% of total revenues for the prior fiscal year.  These losses resulted from the closing of centers in each of the fiscal years.

Depreciation and amortization:  Depreciation and amortization expense related to corporate property and equipment and intangible assets aggregated approximately $1.3 million or approximately 4.6% of revenues for the year ended June 30, 2010 compared to approximately $1.1 million or approximately 3.7% of total revenues for the fiscal year ended June 30, 2009.  The increase is due to the acquisition and deployment of various software applications and hardware necessary for the Company to conduct its business and to the amortization of the intangible assets associated with the buyout of the non-controlling interests.

Bad debt expense:  Bad debt expense was approximately $2.7 million or approximately 9.4% of total revenues for the year ended June 30, 2010 compared to approximately $2.1 million or approximately 7.2% of revenues for the fiscal year ended June 30, 2009.  The Company assessed its accounts receivable allowance estimates based in large part on an analysis of its accounts receivable balances enabled by its recently deployed collection tracking system.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $6.5 million or approximately 22.5% of total revenues for the year ended June 30, 2010, compared to approximately $4.9 million or approximately 16.9% of revenues for the year ended June 30, 2009.  Interest expense increased by approximately $1.5 million due to an increase in the principal amount of the Bison Note, the result of adding accrued interest to the Note principal.  Cash paid for interest for the year ended June 30, 2010 was approximately $2.1 million, including approximately $2.0 million of interest paid to Bison Capital.  Cash paid for interest expense for the year ended June 30, 2009 was approximately $333,000.

Loss on disposal of property and equipment:  The loss on disposal of property and equipment was approximately $124,000 or approximately 0.4% of total revenues for the fiscal year ended June 30, 2010.

Change in fair value of warrants:  The Company recorded approximately $2.9 million of income for the year ended June 30, 2010 due to the decrease in the fair value of the warrant obligation for the year as described in Note 2r to the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was approximately $7.1 million for the year ended June 30, 2010.  While our net loss was approximately $7.0 million, noncash expenses incurred during the fiscal year included (a) approximately $5.9 million of interest accrued for the notes payable and long-term debt, (b) approximately $2.7 million of bad debt expense, (c) depreciation and amortization of approximately $4.9 million related to equipment, leasehold improvements and certain hospital contracts, and (c) approximately $0.6 million of stock based compensation expense, partially offset by approximately $2.9 million of non-cash income recorded for the change in the fair value of the warrant liability.

            Investing Activities:  Net cash used in investing activities was approximately $0.9 million for the year ended June 30, 2010.  The primary use of cash was for the purchase of software and other infrastructure projects necessary to support the Company’s information technology needs and leasehold improvements at a new center.  Net cash used in investing activities was approximately $2.3 million for the year ended June 30, 2009, primarily for purchase of information technology equipment and applications development.

Financing Activities:  Net cash used in financing activities was approximately $6.5 million for the year ended June 30, 2010.  The Company repaid approximately $0.7 million of the bank line of credit, retired approximately $600,000 aggregate principal amount of notes and loans, paid approximately $2.0 million of  capitalized interest due on the Bison Note, paid approximately $2.5 million of principal due on the Bison Note, and made the required payments of approximately $100,000 to former majority members.

We participate in a working capital financing and term loan arrangement with Signature Bank, which matures on December 1, 2012.  The maximum amount that can be borrowed under the bank loan – revolving line of credit, at June 30, 2010, is $6.0 million.  At June 30, 2010, there were no outstanding balances against this revolving line of credit.

As more fully described in Note 10 to the Company’s  consolidated financial statements for the fiscal year ended June 30, 2010, the Company failed to comply with covenants in its Loan Agreement with Signature Bank, the Company’s senior lender, requiring that the Company’s debt service coverage ratio, and total debt to EBITDA ratio not exceed specified amounts, and requiring that the Company maintain a specified minimum effective net worth as of June 30, 2010. Signature has waived such non-compliance through July 1, 2011, provided that the Company complies with such covenants based upon the current ratios and effective net worth as they existed on June 30, 2010, in each case subject to certain specified adjustments, resulting in less stringent requirements that the Company believes it can satisfy.

Also, as more fully described in Note 10 to the Company’s consolidated financial statements for the fiscal year ended June 30, 2010, the Company and Bison have entered into agreements to address the Company’s failure to comply with certain financial covenants at the end of the fiscal year ended June 30, 2010, to change the interest rate on the Bison Note while Bison’s agreement to forbear from exercising remedies by reason of such noncompliance remains in effect, to add an additional event of default if the Company enters into a definitive agreement relating to a change of control and fails to satisfy certain conditions in connection therewith, and to provide for the recomputation of certain parameters for the fiscal year ended June 30, 2008 for purposes of calculating the Base Multiple, and consequently the Put Price (as such terms are defined in the Securities Purchase Agreement relating to the Bison Note.)

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

 RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 2 to the Consolidated Financial Statements regarding the effects on the Company’s financial statements of the adoptions of recent accounting pronouncements.

ITEM 8.   Financial Statements

THE CENTER FOR WOUND HEALING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Center for Wound Healing, Inc.

We have audited the accompanying consolidated balance sheets of The Center for Wound Healing, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Center for Wound Healing, Inc. and subsidiaries as of June 30, 2010 and 2009, and the consolidated results of their operations, and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

EisnerAmper LLP
New York, New York
October 13, 2010

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$86,891	$339,859
Accounts receivable, net of allowance for doubtful
accounts of $1,029,398 and $3,088,272 respectively	9,397,814	14,730,767
Prepaid expenses and other current assets	389,520	295,135

Total current assets	9,874,225	15,365,761

Property and equipment, net	5,479,896	7,585,373
Intangible assets, net	1,092,280	3,110,378
Goodwill	751,957	751,957
Other assets	1,444,552	1,427,391

TOTAL ASSETS	$18,642,910	$28,240,860

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,951,681	$3,080,796
Current maturities of obligations under capital leases	4,850	133,295
Current maturities of senior collateralized subordinated promissory note	426,170	532,227
Current maturities of notes payable	1,093,000	1,957,626
Payable to former majority members	-	118,034
Total current liabilities	4,475,701	5,821,978

Senior collaterized subordinated promissory note, net of current maturities	15,139,502	13,772,810
Notes payable, net of current maturities	947,640	1,323,629
Oligations under capital leases, net of current maturities	-	4,850
Warrant obligation	769,484	-

TOTAL LIABILITIES	21,332,327	20,923,267

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' (DEFICIT) EQUITY
The Center for Wound Healing, Inc. stockholders' equity:
Common stock, $0.001 par value; 290,000,000 shares authorized;
24,123,638 shares issued and outstanding	24,123	24,123
Additional paid-in capital (including cumulative effect of change in
accounting principle (see Note 2 p.)	20,475,444	31,625,135
Accumulated deficit (including cumulative effect of change in
accounting principle (see Note 2 p.)	(23,350,850)	(24,646,815)
Total The Center for Wound Healing, Inc stockholders' (deficit) equity	(2,851,283)	7,002,443

Non-controlling interest	161,866	315,150
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(2,689,417)	7,317,593

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$18,642,910	$28,240,860

See accompanying notes to consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2010	2009

NET SERVICE REVENUE	$28,702,898	$29,206,208

OPERATING EXPENSES
Cost of services	16,054,788	14,854,283
Sales and marketing	467,284	253,999
General and administration	11,295,834	9,849,924
Impairment and/or abandonment loss	107,700	133,589
Depreciation and amortization	1,327,558	1,082,914
Bad debts	2,687,929	2,111,499

TOTAL OPERATING EXPENSES	31,941,093	28,286,208

OPERATING (LOSS) INCOME	(3,238,195)	920,000

OTHER EXPENSES (INCOME)
Interest expense	6,452,411	4,937,657
Interest income	(14,358)	(19,550)
Loss on disposal of property and equipment	124,354	-
Change in fair value of warrant obligation	(2,864,057)	-
Other expenses	52,500	49,801

TOTAL OTHER EXPENSES	3,750,850	4,967,908

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,989,045)	(4,047,908)

PROVISION FOR INCOME TAXES	-	130,222

NET LOSS	(6,989,045)	(4,178,130)

Net loss attributable to non-controlling interest	(134,894)	(10,418)

NET LOSS ATTRIBUTABLE TO THE CENTER FOR WOUND HEALING, INC	$(6,854,151)	$(4,167,712)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.29)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	24,123,638	23,548,029

See accompanying notes to consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	The Center for Wound Healing, Inc Stockholders
	Common Stock		Additional Paid-	Accumulated	Noncontrolling
	Shares	Amount	in Capital	Deficit	Interest	Total

Balance at June 30, 2008	23,373,281	$23,373	$29,764,982	$(20,479,103)	$580,558	$9,889,810

Issuance of shares in settlement of obligations	98,381	98	79,254	-	-	79,352
Issuance of shares in connection with acquisition of
non-controlling interest	651,976	652	207,980	-	-	208,632
Stock-based compensation			1,572,919			1,572,919
Distribution to non-controlling interest holders					(254,990)	(254,990)
Net loss	-	-	-	(4,167,712)	(10,418)	(4,178,130)
Balance at June 30, 2009	24,123,638	$24,123	$31,625,135	$(24,646,815)	$315,150	$7,317,593

Cumulative effect of change in accounting principle (see Note 2 p.)			(11,783,655)	8,150,116		(3,633,539)

Stock-based compensation			633,964			633,964
Distribution to non-controlling interest holders					(18,390)	(18,390)
Net loss	-	-	-	(6,854,151)	(134,894)	(6,989,045)

Balance at June 30, 2010	24,123,638	$24,123	$20,475,444	$(23,350,850)	$161,866	$(2,689,417)

See accompanying notes to consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,989,045)	$(4,178,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,888,757	4,833,943
Impairment loss	107,700	133,589
Change in fair value of warrant liability	(2,864,057)	-
Amortization of deferred financing costs	427,760	245,099
Bad debt expense	2,687,929	2,111,499
Loss on disposal of property and equipment	124,354	-
Fees related to waiver added to debt principal	300,000	-
Accrued interest added to debt principal	5,850,739	4,336,298
Stock-based compensation expense	633,964	1,572,919
Issuance of shares in settlement of obligations	-	79,352
Changes in operating assets and liabilities:
Accounts and notes receivable	2,645,024	(1,863,784)
Prepaid expenses and other current assets	(94,385)	108,082
Other assets	(96,046)	-
Accounts payable and accrued expenses	(511,423)	(976,083)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,111,271	6,402,784

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(903,459)	(1,594,111)
Proceeds of the disposal of fixed assets	2,271	-
Acquisition of non-controlling interest	-	(702,714)
NET CASH USED IN INVESTING ACTIVITIES	(901,188)	(2,296,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments from bank loan - revolving line of credit	(744,988)	(3,455,012)
Proceeds from bank loan - term note	-	2,000,000
Repayment of bank loan - term note	(500,000)	(250,000)
Repayment of Bison Note	(2,500,000)	-
Repayment of accrued interest added to principal on Bison Note	(1,998,547)	-
Payment of deferred financing costs	-	(36,462)
Repayment of Boyer/Morris notes payable	(124,000)	-
Repayment of all other notes payable	(325,797)	(935,722)
Principal payments on capital lease obligations	(133,295)	(519,736)
Payments to former majority members	(118,034)	(500,000)
Distributions to non-controlling interest	(18,390)	(124,307)
NET CASH USED IN FINANCING ACTIVITIES	(6,463,051)	(3,821,239)

NET (DECREASE) INCREASE IN CASH	(252,968)	284,720

CASH – BEGINNING OF YEAR	339,859	55,139

CASH – END OF YEAR	$86,891	$339,859

Cash paid during the year:
Interest	$2,113,446	$333,302
Income taxes	$-	$101,351
Non -cash financing and investing activities:
Issuance of common stock in connection with acquisition of non-controlling interest	-	$208,632
Issuance of shares in settlement of obligations	-	$79,352

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”) was organized on May 25, 2005.  CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” throughout the United States.  These centers render wound care treatments and the specialized service of hyperbaric medicine, and are developed in partnerships with community and acute care hospitals.  CFWH is contracted by the hospital on a multi-year basis to start up and manage the hospital’s wound care program.

As of June 30, 2010, CFWH operates thirty-two (32) wound care centers with various institutions.  Such centers operate as either wholly-owned or majority-owned limited liability subsidiaries of CFWH.  CFWH manages and provides administrative services to Hyperbaric Medical Associates,  P.C. (“HMA”), a New York professional staffing company, owned by a Company employee, under the terms of the Management Service Agreement between the Company and HMA.  In return, HMA provides professional healthcare staffing services to CFWH, its sole customer, under the terms of the Technical Service Agreement.  CFWH is headquartered in Tarrytown, New York.

Note 2 - Summary of Significant Accounting Policies

a.           Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries and of HMA, a variable interest entity, whose primary beneficiary is CFWH.  Purchases of majority ownership interests are accounted for under the acquisition method of accounting and initially reflect the fair value of net assets acquired at the dates of acquisition.  All intercompany profits, transactions, and balances have been eliminated.  Non-controlling interests in the net assets and earnings or losses of the Company’s majority-owned subsidiary are reflected in the caption “Non-controlling interest” in the accompanying consolidated balance sheets and the caption “Net income (loss) attributable to non-controlling interest” in the accompanying consolidated statements of operations.  Non-controlling interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of its subsidiaries, and in the consolidated balance sheet represents the portion of the net assets of subsidiaries not attributable to the Company.

b.           Revenue Recognition and Accounts Receivable.  Patient service revenue is recognized when the service is rendered, the amount due is estimable, in accordance with the terms of the individual contracts with hospitals (the hospital retains a percentage of each patients’ fee) and collection is reasonably assured.  The net amounts realizable as revenue (net of the amount retained by the hospital), which the Company records, are based on reimbursement rates settled and paid by insurance companies for wound care and hyperbaric treatments, which vary in accordance with the insurance companies’ contracts with the hospital.  Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers.  As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals.  As of June 30, 2010 and June 30, 2009 approximately $6.7 and $10.7 million, respectively, of accounts receivable were unbilled.  Because the collection of receivables from certain hospitals encompasses two separate billing processes, by the hospital to third party payers and by CFWH to the hospitals, the elapsed time between rendering of patent services and collection by CFWH may be several months.

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

c.           Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies, if any, at the date of the financial statements, and revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made by management include the collectability of accounts receivable, the consideration of impairment of long-lived and intangible assets, and the fair value of stock and warrants issued.

d.           Fair Value of Financial Instruments.  The carrying amount of cash, accounts and notes receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of the instruments.  The carrying amount of the Company’s Bank Loan, (Note 10), approximates fair value due to the variable interest rates applicable to such indebtedness.  The fair value of the Bison Note (Note 11), was estimated to be approximately $25 million at June 30, 2010, based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.  The fair value of the Company’s other indebtedness, notes payable, and capital lease obligations approximates their carrying value due to their short term nature.

e.           Loss Per Share.  Basic net earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants.  Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Potential common shares as of June 30, 2010 and 2009 are as follows:

	June 2010	June 2009
Options to purchase shares of common stock	3,932,500	3,402,500
Warrants to purchase shares of common stock	14,085,676	14,085,676
Total potential shares of common stock	18,018,176	17,488,176

f.            Stock Based Compensation.  The Company recognizes all stock based payments, including grants to employees of common stock options, as an expense based on fair values of the grants measured on award dates, using the Black-Scholes valuation model, over vesting periods of such grants and net of an estimated forfeiture rate for grants to employees.  The Company estimates the expected life of options granted based on historical exercise patterns and volatility based on trading patterns of its common stock over a period similar to the vesting period of the grants.

g.           Property and Equipment.   Property and equipment are recorded at cost.  The Company provides for depreciation of property and equipment over their estimated useful lives using the straight-line method.  Hyperbaric chambers, which are generally acquired under capital leases, are depreciated over seven years.  Leasehold improvements, primarily located at hospitals, are amortized on a straight-line basis over the lesser of the remaining term of the hospital contract or the economic life of the improvement.

Maintenance and repairs are charged to operating expenses as they are incurred.  Improvements and betterments which extend the lives of the assets are capitalized.  The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

h.           Leases.  Leases are classified as capital leases or operating leases in accordance with the terms of the underlying lease agreements.  Capital leases at inception are recorded as property and equipment and the related obligations as liabilities. Such assets are amortized over their estimated useful lives.  The lease payments under capital leases are applied as a reduction of the capital lease obligation and accrued expense.

The operating lease expense for rent is recorded using the straight-line method over the term of the rent agreement.

 i.           Long-Lived Assets.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Impairment may be recognized if the carrying value of the long-lived assets is less than the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition.  If carrying value of the long-lived assets is not considered to be recoverable, the amount of impairment loss to be recorded is determined by comparing long-lived assets’ carrying value to their fair value determined using future discounted cash flows.

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

k.           Impairment.  The Company reviews its long-lived assets and goodwill for impairment at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  As of year ended June 30, 2010 $108,000 of intangible assets were written off due to the closing of one of our centers.

l.            Concentrations.  The Company places its cash primarily with one financial institution, and at times the balance may exceed amounts in excess of the FDIC insurance limit.

m.          Advertising Costs.  Advertising costs are expensed as incurred.  Advertising costs incurred for the fiscal years ended June 30, 2010 and 2009 were approximately $14,000 and $25,000, respectively and included in sales and marketing expenses

n.           Goodwill.  Goodwill is not amortized but reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value.  As of the fiscal year ended June 30, 2010, no impairment of goodwill has occurred.

o.           Amortization of Intangible Assets.  Intangible assets with finite lives are amortized over the estimated useful lives of these assets, generally from three to five years.

p.           Recently Issued and/or Adopted Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standard Codification (the “Codification”). Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing rules and related literature issued by the FASB, American Institute of Certified Public Accounts (“AICPA”) and Emerging Issues Task Force (“EITF”).  The Codification also eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other literature is considered non-authoritative. The Codification which has not changed GAAP, was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ended September 30, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of the Codification had no impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary.  In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. For the Company, the amendments are effective as of the first quarter of fiscal 2011.  The company does not believe that adoption of these amendments will have a material effect on its consolidated financial statements.

In April, 2009, the FASB issued additional requirements regarding interim disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments in interim and annual statements.  The new requirements are effective for interim periods ended after June 15, 2009 and the Company adopted this requirement in the quarter ended September 30, 2009.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. These requirements give financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about fair value of gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  These requirements are effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within such fiscal year with early application encouraged but not required. The Company adopted the requirements effective July 1, 2009, and they did not have any effect on the Company’s consolidated financial statements.

In June 2008, a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock was established, including evaluating the instrument’s contingent exercise and settlement provisions.  The standard was effective for financial statements issued for fiscal years beginning after January 1, 2009 and interim periods within such fiscal year.  The Company adopted these requirements as of July 1, 2009 and determined that 13,785,676 of the 14,085,676 outstanding warrants to purchase the Company’s common shares are not considered indexed to the Company’s own stock, as the respective agreements include reset features.  The 13,785,676 warrants were issued by the Company as follows: (1) 2,750,000 warrants in April 2006 in a transaction with convertible debt; (2) 3,093,750 warrants in January 2008 in satisfaction of the reset provision related to the above April 2006 warrants; (3) 7,941,926 warrants in March 2008 in connection with the Bison Note.  The Company initially recorded the fair value or relative fair value of these warrants as additional paid-in capital.  As of July 1, 2009, the Company recorded a warrant obligation of approximately $3.6 million, which represents the fair  value of the warrants as of that date, and also recorded approximately $8.1 million decrease in the fair value of these warrants during the period from their respective dates of issuance through the July 1, 2009 adoption date of the new accounting pronouncement as a cumulative effect of a change in accounting principle, as a reduction to accumulated deficit and a reduction of $11.8 million in additional paid-in capital.  The decrease in the fair value of the warrant obligation during the year ended June 30, 2010 of approximately $ 2.9 million is recorded as other income in the condensed consolidated statement of operations.  The fair value of the above warrants and the assumptions employed in the Black-Scholes valuation model, which were used to determine the fair value of the warrants at various measurement dates were as follows:

	June 30, 2010	July 1, 2009	Issuance Date

Number of warrants	13,785,676	13,785,676	13,785,676
Fair value of each warrant, $ per share	0.003 – 0.096	0.18 – 0.33	1.07 – 2.00
Combined fair value of warrants, $*	769,484	3,633,541	22,440,279

Market price, $ per common share	0.25	0.55	1.68 – 4.00
Exercise price, $ per common share	2 – 5	2 - 5	2 - 5
Volatility, %	109 - 113	114 – 123	95 – 111
Dividend yield, %	0	0	0
Risk free interest rate, %	3.5	3.5	3.5 – 4.9
Contractual life, years	.75 – 4.75	1.75 – 5.75	3.2 - 7
*Consists of the fair value of the warrants determined using the Black-Scholes model.

 In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements.  This guidance requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented.  As a result of adoption, effective July 1, 2009 the Company has retrospectively adjusted its financial statements for the year ended June 30, 2009 to include net loss attributable to non-controlling interest (previously referred to as minority interest) in consolidated net loss as presented below:

		Attributable to
	Total Equity	Company	Non-controlling interest

Beginning balance	$9,889,810	$9,309,252	$580,558
Distribution to non-controlling interest	(254,900)		(254,990)
Issuance of shares in settlement of obligations	79,352	79,352
Issuance of shares in connection with the acquisition of non-controlling interest	208,632	208,632
Share-based compensation	1,572,919	1,572,919	-
Net loss	(4,178,130)	(4,167,712)	(10,418)
Ending balance	$7,317,593	$7,002,443	$315,150

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

Note 3 – Capital Transactions

Common Stock

During the year ended June 30, 2010, the Company did not issue any common stock.

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

Warrants

On March 31, 2008, the Company issued a $20 million 15% Bison Note (see Note 11).  In connection with the Bison Note, the Company issued 7,941,926 seven year warrants to purchase the Company’s shares of common stock at an exercise price of $5 per share. Sixty percent of the warrants or 4,765,156 warrants vest immediately and the remaining warrants vest ratably over three years on a monthly basis.  Unvested warrants are subject to cancelation if the Company meets specified EBITDA targets and/or Bison Note redemption terms, which the Company has been unable to achieve.  The fair value of each warrant was determined to be $1.07 on the grant date based on the Black-Scholes valuation models using the following assumptions: expected volatility of 101%, dividend yield of 0%, risk free interest rate of 3.5%, and expected life of seven years.  The relative fair value of warrants was determined to be approximately $8,400,000, with an expectation that the Company will meet redemption requirements and was recorded as debt discount which is being amortized over the life of the Bison Note under the effective interest rate method.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (*)
Outstanding, at June 30, 2008	14,085,676	$2.00	3.8	$0
Outstanding, at June 30, 2009 and 2010	14,085,676	$3.69	4.5	$0
Exercisable at June 30, 2010	12,232,560	$3.49	3.8	$0

(*) The intrinsic value of stock warrants is the amount by which the market value of the underlying stock exceeds the exercise price of the warrants.

Note 4 – Acquisitions

In April 2009, the Company completed the acquisition of the remaining minority interests in 12 subsidiaries not previously owned by the Company.  As a result, the Company owns 100% of the interests in all but one subsidiary, in which the Company owns 81.75%.  The purchase price paid by the Company includes 651,976 shares of the Company’s common stock, with a fair value at the date of issuance of approximately $176,000, and $142,000 in cash.  The Company incurred approximately $463,000 of transaction costs in connection with these acquisitions.  As the result of the acquisitions the Company recognized an intangible asset consisting of hospital contracts, in the amount of $781,000.

Note 5 – Stock options

During the year ended June 30, 2010 the Company granted options to purchase 650,000 shares of its common stock at an exercise price of $1.05 to one of the Company’s employees. The grants vest between 2.5 to 3.0 years, and the fair value of the grants was determined to be approximately $205,000 based on the Black-Scholes valuation model using the assumptions below, which amount is recognized as compensation expense over the relevant vesting period.

In April 2009, the Company amended its 2006 Stock Plan (the “Plan”). The Plan is administered by a committee, appointed by the Board of Directors of the Company, which consists of at least two non-executive directors of the Company.  Under the terms of the Plan the Company can issue, within 10 years of initial adoption of the Plan, equity grants such as restricted stock or stock appreciation rights and either incentive or non-statutory stock options to purchase up to 7,500,000 shares of common stock, to employees, outside directors, and consultants. Not more than 1,500,000 options and stock appreciation rights and 500,000 shares of restricted stock may be granted to an employee within a calendar year.  The exercise price of any option granted under the Plan may not be less than the fair market value of the common stock at the grant date or, in the case of incentive stock options granted to a 10% or greater stockholder, 110% of such fair market value.  The terms of the options shall not exceed 10 years from a grant date or five years for the grants to a 10% or greater stockholder.  Unvested options are terminated within a certain period after termination of employment.  The Company may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.  Shares related to terminated, canceled, forfeited, expired or surrendered equity grants or options become available for issuance under the future grants.

During the year ended June 30, 2009 the Company granted options to purchase 777,500 shares of the Company’s common stock at an exercise price of $1.05 to its employees with various vesting periods ranging from the grant date and up to the third anniversary date.  The Company determined fair value of the options to be approximately $474,000 at the grant date using the assumptions described below.  Additionally, during the year ended June 30, 2009 the Company granted options to purchase 975,000 shares of the Company’s common stock to its officers, which will vest if the Company meets certain EBITDA targets over a three year period provided the officers continue to be employed by the Company.  At the grant date, the Company determined that it’s probable that the Company will meet EBITDA targets.  The Company estimated the aggregate fair value of these options on the date of grant to be $809,444 and, will recognize compensation expenses over the relevant service periods.

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

The fair value of the stock options granted during the years ended June 30, 2010 and 2009 was determined at the dates of grant and is being charged to compensation expense over the vesting period of the options.  The fair value of options granted at the dates of the grants was estimated using the Black-Scholes option pricing model utilizing the following assumptions for the years ended June 30, 2010 and 2009:

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009

Average expected life (years)	2.8	5.8
Average risk free interest rate	3.5%	4.48%
Expected volatility	112%	104%
Expected dividend rate	0%	0%
Expected forfeiture rate	1.0%	1.0%

The compensation expense related to stock grants to employees was $0.6 million in 2010 and $1.6 million in 2009. The following is a summary of stock options granted by the Company:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding, at June 30, 2008	1,857,667	$3.37		-
Granted	1,752,500	$1.05
Forfeited/expired	(207,667)	$1.68
Outstanding, at June 30, 2009	3,402,500	$1.15	5.86	-
Granted	650,000	$1.15
Forfeited	(120,000)	$2.68
Outstanding at June 30, 2010	3,932,500	1.09	4.87	-
Exercisable at June 30, 2010	2,782,500	$1.10	4.40	-

As of June 30, 2010, there was $184,201 of unrecognized compensation cost.

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

The weighted average fair value at dates of grant for options granted during the fiscal year ended June 30, 2010 was $0.32 per share.

Note 6 - Property and Equipment

Property and equipment consists of the following at June 30, 2010 and 2009:

	2010	2009
Medical chambers and equipment, including $0 for 2010 and $569,552 for 2009 under capital leases	$7,903,183	$8,069,417
Furniture, fixtures and computers	3,051,120	2,704,464
Leasehold improvements	5,898,820	5,632,550
Autos and vans	481,747	494,051
Construction in progress	204,896	25,366
	17,539,766	16,925,848
Less: Accumulated depreciation and amortization – including $0 and $235,880 for medical chambers and equipment under capital lease	12,059,870	9,340,475
	$5,479,896	$7,585,373

Depreciation expense for 2010 was $2,882,312 of which $2,174,282 is included in cost of services. Depreciation expense for 2009 was $2,894,742 of which $2,234,127 is included in cost of services.

Note 7 - Intangible Assets

Intangible assets consist of the following as of June 30:

	2010	2009
Hospital contracts acquired	$5,873,090	$5,884,745
Covenants not to compete	1,206,462	1,206,462
Total intangible assets with finite lives	7,079,552	7,091,207
Less: Accumulated amortization	5,987,272	3,980,829
	$1,092,280	$3,110,378

Amortization expense related to intangible assets for the years ended June 30, 2010 and 2009 was $2,006,443 and $1,939,201 and amortization expense included in cost of services was $1,461,070 and $1,516,903, respectively.

The following represents the amortization of the intangible assets over the next five years:

Year Ending June 30,
2011	$801,129
2012	200,846
2013	68,234
2014	18,937
2015	3,134

$1,092,280

During the year ended June 30, 2010, the Company recognized an impairment loss of  $107,700 representing the unamortized balance of hospital contracts at one hospital closed during the year.

Note 8 - Other Assets

Other Assets consist of the following as of June 30:
	2010	2009
Deferred financing costs, applicable to the Bison Note, net of amortization of approximately $632,000 and $288,000	$1,035,729	$1,380,222
Deferred commissions, net of amortization of approximately $74,000	370,761	0
Bank loan fees, net of amortization of approximately $9,000 and $5,000	22,798	31,902
Security deposit	15,264	15,267
Total other assets	$1,444,552	$1,427,391

Note 9 – Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at June 30, 2010 and 2009:

	2009	2008
Accrued compensation	$1,435,771	$1,370,063
Accounts payable	710,877	984,968
Other current liabilities	805,033	725,765
	$2,951,681	$3,080,796

Note 10 – Notes payable

Notes payable consist of the following at June 30, 2010 and 2009:

	2010	2009

Bank Loan - Term Note	$1,250,000	$1,750,000
Bank Loan - Revolving Line of Credit	0	744,988
Med-Air promissory note	431,496	554,614
Warantz promissory note	24,638	117,999
JD Keith promissory note	0	79,702
AMT, LLC and Boyer Marketing Associates, Inc promissory note	330,170	0
Vans and auto loans	4,336	33,952
	2,040,640	3,281,255
Less: Current maturities	1,093,000	1,957,626
	$947,640	$1,323,629

Maturities of the long-term portion of notes payable as of June 30, 2010 are as follows:

Year Ending June 30,
2012	$638,272
2013	309,368
$947,640

Bank loan:

On December 18, 2008, the Company entered into an $8.0 million bank loan with Signature Bank (the “Bank Loan”), which consists of a $6 million revolving line of credit that matures in two years (the “Revolving Line of Credit”), and a $2 million term loan that matures in four years and requires 48 monthly principal payments of $41,667 (the “Term Note”).  The maturity of the Revolving Line of Credit has been extended to July 1, 2011.  The Term Note bears interest at a rate per annum equal to the prime rate plus 1.0%.  As of June 30, 2010 and 2009, the interest rate for the Revolving Line of Credit was 3.75%.  The interest rate for the Term Note was 4.25% and 4.75% as of June 30, 2010 and 2009, respectively.

Under the terms of the Bank Loan the Company is subject to certain covenants requiring minimum or maximum levels of quarterly tangible net worth, annual capital expenditures and various financial ratios.  Additionally, the Bank Loan restricts the Company in dividend distributions, lending, and investing activities and sale of its assets.  The Bank Loan is collateralized by all assets of the Company, except leased equipment.

The Company failed to comply with covenants in its Loan Agreement with Signature Bank, the Company’s senior lender, requiring that the Company’s debt service coverage ratio, and total debt to EBITDA ratio not exceed specified amounts, and requiring that the Company maintain a specified minimum effective net worth as of June 30, 2010, and Signature Bank has agreed to waive the Company’s failure to comply with these financial covenants as of June 30, 2010.  Signature has waived such non-compliance through July 1, 2011, provided that the Company complies with such covenants based upon the current ratios and effective net worth as they existed on June 30, 2010, in each case subject to certain specified adjustments, resulting in less stringent requirements that the Company believes that it can satisfy.

The balance outstanding under the Revolving Line of Credit was $0 and $744,988 at June 30, 2010 and 2009, respectively.  The unused amount of the Revolving Line of Credit as of June 30, 2010 and 2009 was $6,000,000 and $5,255,012, respectively.  During the fiscal year ended June 30, 2010 and 2009, the company recorded interest expense of $78,978 and $161,938, respectively, in relation to the Bank Loan.

Med-Air promissory Note:

In August, 2007, the Company issued a non-interest bearing note of $1,894,000 to Med-Air as part of the purchase consideration for 51% of the membership interest of Raritan Bay LLC and 40% of the membership interest of Bayonne LLC.  The note is payable in 36 equal monthly installments.  The Company valued the note at its fair value calculated using the effective interest rate, which was determined based on terms of financing available to the Company at that time and recorded a discount of $202,000 to the note.  The discount is being amortized to interest expense over the term of the note using the interest method.  The interest expense related to the amortization of discount for the year ended June 30, 2010 and 2009 was $30,650 and $74,932, respectively and the unamortized portion of the note discount at June 30, 2010 and 2009 was $18,504 and $30,065, respectively.

Warantz promissory notes:

The Company issued various notes totaling approximately $378,000 to Warantz and other parties together with shares of common stock as the purchase price for the additional 40% interest in Modern Medical, LLC in October 2007.  The notes are non-interest bearing and have maturities which range from six to thirty three months.  The Company determined the fair value of the notes using an effective interest rate of 8.75% estimated based on credit facilities available to the Company at the time of the transaction and recorded a discount of $45,002 on the notes.  The discount is being amortized to interest expense over the terms of the notes using the interest method.  Interest expense recorded during the years ended June 30, 2010 and 2009 was $5,083 and $16,771, respectively and the remaining portion of the note discount was $1,067 and $5,083, respectively.

JD Keith promissory note:

In September 2007, the Company terminated the five year employment agreement of Ms. Elise Greenberg, the former Director of Human Resources at the Company, in which all of the Company’s obligations under the employment agreement were terminated.  Additionally, the Company terminated a consulting agreement with Ms. Greenberg’s spouse, under which JD Keith LLC, the spouse’s consulting firm, was to be paid $10,000 per month for five years as well as commissions and other compensation.  As part of the settlement, the Company entered into an agreement with the Greenbergs.  The Company is obligated to pay JD Keith LLC approximately $600,000 in 52 bi-weekly installments during the first two years of the five year agreement.  The fair value of the future payments was determined to be $548,150 calculated using the effective interest rate.  Interest expense for the liability related to the Greenbergs for the years ended June 30, 2010 and 2009 was $0 and $19,879.

AMT, LLC and Boyer Marketing Associates, Inc. promissory note:

In February 2010, the Company terminated the consulting agreements it had with AMT, LLC (Robert J. Morris) and Boyer Marketing Associates, Inc (Thomas L. Boyer) and negotiated a settlement that included two notes totaling $432,000.  The notes are non-interest bearing with monthly payment of $6,000 through November 30, 2012.  The Company determined the fair value of the notes using an effective interest rate of 4.25% estimated based on credit facilities available to the Company at the time of the transaction and recorded a discount of $27,078 on the notes.  The discount is being amortized to interest expense over the terms of the notes using the interest method.  Interest expense recorded during the year ended June 30, 2010 was $9,248, and the remaining portion of the note discount was $17,830.

Note 11 – Senior Collateralized Subordinated Promissory Note

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

Under the terms of the Bison Note, cash interest accrues at the rate of 12% per annum.  Initial Payment-in-Kind (“PIK”) interest accrued at 6% per annum until certain conditions were met in September 2008.  Beginning in October 2008, PIK interest decreased to 3% per annum.  Provided no event of default had occurred, the Company had the option to defer up to 12 months of scheduled payments of cash interest until maturity of the note.  Payment of cash interest began in October 2009.

Also under the terms of the Bison Note, PIK interest rate increases upon an event of default and if such default is not cured within a certain period of time or waived by the Bison Note holders, the outstanding principal balance and accrued interest become due and payable.  The Company failed to comply with a covenant requiring the Company to have a specified minimum Consolidated Adjusted EBITDA for the fiscal quarter ended December 31, 2009.  A waiver for such default was obtained which included an increase in PIK interest from 3.0% per annum to 4.5% per annum effective January 1, 2010.  PIK interest remained at 4.5% per annum through June 30, 2010.

The Bison Note is required to be paid in annual installments of $2.5 million starting from the second anniversary and until the fifth year at which point the Company is required to retire the remaining balance.  The Bison Note and other obligations under the securities purchase agreement under which the Bison Note was issued are collateralized by a lien granted by the Company and its subsidiaries on substantially all of their assets, including all stock held by either the Company or its subsidiaries.  The Bison Note is subordinated to the Bank Debt.

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

The Company determined the fair value of warrants to be $8,391,893 and recorded such amount as a discount to the Bison Note in addition to $2.5 million discount.  Additionally, based on the fair values of the Bison Note and warrants the Company allocated $3.1 million of expenses related to the transaction as follows: $1.7 million to deferred expenses and $1.4 million to additional paid-in capital.  The Company amortizes the deferred financing cost and debt discount, and records interest expense at an effective rate of 37%, using the interest method.

Presented below are balances and related expenses for the Bison Note as of and for the years ended June 30, 2010 and 2009:

	2010	2009

Bison Note	$17,500,000	$20,000,000
Debt discount	(8,373,309)	(10,150,744)
Interest payable at maturity – Bison Note	6,438,981	4,455,781
Senior collateralized subordinated promissory note	15,565,672	14,305,037
Less current maturities	426,170	532,227
Non-current maturities	$15,139,502	$13,772,810

Interest expense, including amortization of debt discount and issuance cost	$5,944,424	$4,576,838

Under the terms of the financing agreement the Company is required to maintain certain financial ratios and covenants related to its indebtedness, is subject to a lien on its assets and is restricted in respect to certain transactions, including compensation to its employees and members of its board of directors, and payment of dividends.

The Company and Bison have amended the Securities Purchase Agreement relating to the Bison Note, among other things, to change the definition of Consolidated Adjusted Earnings Before Interest, Taxes Depreciation and Amortization (“Consolidated Adjusted EBITDA”) applicable to periods from and after December 31, 2009.

The Company failed to comply with the covenant requiring the Company to have a specified minimum trailing twelve-month Consolidated Adjusted EBITDA (as revised) and a covenant requiring the Company’s Consolidated Leverage Ratio not to exceed a specified maximum amount.  The Company and Bison have entered into a Waiver and Forbearance Agreement (and amendments thereto) under which Bison agreed to waive the Company’s failure to comply with such financial covenants as of June 30, 2010 and waived the failure by the Company to comply with such covenants for the measuring period ending June 30, 2010. In this connection, Bison also has agreed to forbear from accelerating the Company’s obligations to Bison under the Securities Purchase Agreement through and including July 1, 2011.

The Waiver and Forbearance Agreement also changed the interest rate on the Bison Note from 15.0% to 16.5% during the period while Bison’s agreement to forbear under the Waiver and Forbearance Agreement is in effect.

The Company and Bison also further amended the Securities Purchase Agreement to provide that it will be an event of default if the Company enters into a definitive agreement with respect to a Change of Control prior to December 31, 2010 and fails for any reason to consummate such transaction by July 1, 2011 or to file a proxy or information statement with the Securities and Exchange Commission within 45 days after the execution such definitive agreement.

The Securities Purchase Agreement also was amended to require the recomputation, starting with the quarter ending June 30, 2010, of certain financial parameters for the fiscal year ended June 30, 2008 for purposes of determining Base Multiple and consequently the Put Price, as such terms are defined in the Securities Purchase Agreement.

Maturities of the Bison Note as of June 30, 2010 are as follows:

Year ending June 30,
2011	$2,500,000
2012	2,500,000
2013	18,938,981
$23,938,981

Note 12 – Income Taxes

The provision for income taxes is comprised of the following:

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009
Current:	$-	$-
Federal	-	-
State	-	130,222
	$-	$130,222

The provision for fiscal 2009 includes approximately $107,000 of adjustments and true-ups related to prior year accruals.

A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009
Expected tax benefit	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	(7.2)%	3.2%
Minority interest	0.9%	2.2%
Permanent Items	(15.0)%	(0.2)%
Change in valuation allowance	55.3%	32.0%

Total tax provision	-	3.2%

The Company has a federal tax operating loss carry-forward of approximately $12.3 million at June 30, 2010 of which $0.8 million expires in 2027, $2.9 million expires in 2028, $0.9 million expires in 2029 and $7.7 million expires in 2030.

The components of the net deferred tax asset (liability) at June 30, 2010 and 2009 consist of the following:

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$399,000	$1,165,000
Property assets	55,000)	(476,000)
Intangibles	865,000	-
Accrued expenses	273,000	254,000
Stock option compensation	2,667,000	2,404,000
Net operating loss carry-forward	4,695,000	2,806,000
Total deferred tax asset	8,954,000	6,153,000
Less valuation allowance	(8,954,000)	(6,153,000)

Net deferred assets	$0	$0

In June 2006, the FASB issued guidance related to recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  The guidance also addresses de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosures with respect to the uncertainty in income taxes.  This guidance was effective for the Company on July 1, 2007.

Under this guidance, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date and determined that there were no uncertain tax positions at the adoption date or at June 30, 2010.  The Company will recognize accrued interest and penalties, if any, in future years, in income tax expense.

The Company is subject to U.S. federal and state examinations by tax authorities for fiscal years ending June 30, 2007 and thereafter.

Note 13 - Defined Contribution Plan

The Company maintains a 401(k) defined contribution plan in which all employees, over the age of 21, are eligible to participate after three months of employment.  The Company is allowed to but chose not to match employee contributions during the years ended June 30, 2010 and 2009.

Note 14 – Payable to Former Majority Members of Limited Liability Company Subsidiaries

The Company acquired certain wound care centers operated through limited liability companies from the majority members of such limited liability companies during the year ended June 30, 2006, some of whom are also employees, directors and stockholders of the Company.  As part of the purchase consideration the Company recognized a liability to former majority members of these limited liability companies in the amount of $0.6 million.  The Company paid $118 thousand of this liability to the former majority members during the year ended June 30, 2010.

Note 15 - Commitments and Contingencies

Registration Rights Agreement

In connection with the issuance of the Bison Note (Note 11), the Company entered into a Registration Rights Agreement with the holders of the Bison Note under which the Company is required, after October 15, 2008, to be in a position to file, within 60 days upon a request, and maintain its effectiveness for at least 180 days, a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares of common stock issuable pursuant to exercise of the warrants issued with Bison Note.  If the Company fails to file or maintain effectiveness of the registration statement or if the registration statement is not declared effective by the SEC, the Company is subject to a penalty equal to 2% of the securities to be registered per month.  Such penalty is doubled if the Company’s failure extends for more than 90 days but the maximum amount of penalty cannot exceed 20% of securities to be registered. The Company has not accrued any amounts in connection with these commitments, because management believes that it is not probable that any such penalties will be incurred.

Other Contingencies and Uncertainties

The Company is from time to time involved in routine litigation incidental to the conduct of its business, including employment disputes and other claims.  The Company believes that no such routine litigation currently pending against it, if adversely determined, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Employment Agreements

Two officers and two members of the Company’s board, who are former officers of the Company, have employment agreements.  In 2010, the Company paid these four individuals a total of $1,719,918 in salary and bonuses.  The four employment agreements have terms that run through June 30, 2011 and have annual minimum compensation obligations of approximately $1,490,300 in fiscal years 2011.  Certain of these employment agreements for the Company’s officers provide, in addition to their base salaries, minimum cash bonuses, stock options and other executive benefits common for these types of employment arrangements.

Note 16 - Lease Commitments:

The corporate office is located in Tarrytown, NY. On July 21, 2010, the Company extended its Tarrytown, NY lease to include additional space.  Future payments under non-cancelable operating lease obligations for office space are as follows:

Years Ending June 30,
2011	$130,969
2012	136,482
2013	139,707
2014	141,393
2015	143,754
Thereafter	83,857

Rent expense under the operating leases in fiscal years ended June 30, 2010 and 2009 was $146,767 and $125,848, respectively.

Note 17 - Valuation and qualifying accounts

The following is a summary of the allowance for doubtful accounts related to accounts and notes receivable for the years ended June 30, 2010 and 2009:

	2010	2009
Balance at beginning of year	$3,088,272	$2,941,917
Provision for doubtful accounts and notes	2,687,929	2,111,499
Uncollectible accounts written off	(4,746,803)	(1,965,144)
Balance at the end of year	$1,029,398	$3,088,272

Note 18 – Subsequent Event

On October 5, 2010, the Company, CFWH Holding Corporation, a Delaware corporation (“Parent”) and CFWH Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Parent and Merger Sub are affiliates of Sverica International, a private equity firm.  Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub shall cease and the Company shall continue as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. At the closing of the Merger, each share of common stock, par value $0.001 per share, of the Company (“Company Common Stock”), issued and outstanding immediately prior to the closing, other than shares held by Parent as a result of the exchange by one of the Company’s founders of a portion of his shares of Company Common Stock for shares of capital stock of Parent, shall be converted into the right to receive an amount in cash, not to exceed $0.60, subject to certain adjustments as set forth in the Merger Agreement.  The amount of cash consideration that holders of shares of Company Common Stock will be entitled to receive in the Merger, giving effect to all possible adjustments, will be at least $0.579 per share.  All amounts payable to holders of Company Common Stock in the Merger are without interest and subject to applicable tax withholding requirements.

Holders of a total of approximately 68.3% of the issued and outstanding shares of Company Common Stock, including all of the directors and executive officers of the Company who hold shares of Company Common Stock, have entered into a Voting Agreement with Parent pursuant to which such holders have agreed to vote their shares in favor of approval of the Merger Agreement.

Completion of the transaction is subject to customary closing conditions, including CFWH shareholder approval, and the receipt by Sverica of financing for the transaction in accordance with financing commitments received.  The transaction is expected to be completed in the fourth quarter of 2010, subject to customary closing conditions.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

We have not had any disagreements with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

Item 9A. Controls and Procedures:

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

The Company’s management carried out an evaluation, conducted by its chief executive officer and chief financial officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010 were effective.

(b)  Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, the Company referenced the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2010, the Company’s internal controls are effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Such report is not required by the Company’s registered public accounting firm.

Item 9B.   Other Information:

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance:

Our directors, executive officers and control persons and their respective ages as of October 12. 2010, are as follows:

Name	Age	Position
Andrew G. Barnett	56	CEO, Secretary, Director
David Walz	50	President, Treasurer
Michael J. Jakolat	50	CFO
John Capotorto, MD	49	Chairman of the Board and Director
Paul Basmajian	53	Director
John DeNobile	37	Director
Dr. Phillip Forman	51	Director
Douglass Trussler	39	Director
Peter S. Macdonald,	51	Director

Business Experience of Current Officers and Directors:

All of our directors serve a one year term until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, directors and significant employees:

Andrew G. Barnett has been our Chief Executive Officer since January 19, 2007, our Chief Financial officer through June 29, 2010 and is also our Corporate Secretary.  From January 1, 2001 through January, 2007, Mr. Barnett was a principal of Morris Anderson & Associates, Ltd., a financial and management consulting firm. Mr. Barnett brings extensive expertise in the development and implementation of strategic plans, and operational and financial strategies.  Mr. Barnett has served in advisory and senior management capacities as CEO, COO, and CFO to both publicly and privately held companies.  Mr. Barnett has acted in such capacities in many companies including a $1 billion tobacco and HBA distributor, a $100 million outdoor security lighting company, a $150 million periodicals agency, a $90 million consumer products company, a $100 million financial services company, a $100 million industrial parts distributor, and a $50 million professional services firm. Mr. Barnett has served a broad range of clients with operations throughout the United States as well as in Europe, the Middle East and Asia.  Industry experience includes retail, manufacturing, consumer products, publishing, financial services, wholesale distribution and professional services.  Mr. Barnett has served as a director since 2008.

David J. Walz was named President on September 27, 2006 and is also our Treasurer. Mr. Walz joined the predecessor company in November 2003 as Executive Vice President and Chief Operating Officer. Mr. Walz is an executive with over 21 years of experience in hospital operations, financial management, business development and strategic planning within complex healthcare organizations. From November 2000 to September 2003, Mr. Walz was Executive Director/Vice President of Operations at St. John’s Queens Hospital, a teaching division of Saint Vincent’s Catholic Medical Centers in New York, where he was responsible for the day-to-day operations.  Prior to this role, Mr. Walz held various positions in finance, including director of finance for a four-hospital system. Mr. Walz has a Bachelors degree in Finance, Banking and Investments and also holds a Master Degree in Healthcare Administration.  Mr. Walz is a Fellow (“FHFMA”) and a Certified Managed Care Professional (“CMCP”) in the Healthcare Financial Management Association

Michael J. Jakolat was named Chief Financial and Chief Accounting Officer on June 29, 2010. Mr. Jakolat served as Vice President, Finance of the Company since July 1, 2009.  Prior to joining the Company, Mr. Jakolat founded the BeaconView Group, a boutique advisory firm serving a number of middle market public and private companies, including the Company.  Prior to founding the BeaconView Group, Mr. Jakolat was Vice President and Chief Financial Officer of Life Fitness, an upper-middle-market manufacturer of high-end consumer and commercial fitness equipment.  At Life Fitness, Mr. Jakolat was responsible for global financial and information technology operations

Phillip Forman, DPM, who serves as the Company’s Co-Medical Director, was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007, served as the chief executive officer of American Hyperbaric, Inc.  Prior to joining New York Hyperbaric, he was a private practitioner.  He received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine.  His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending, Staten Island University Hospital and Associate Director, Residency Program, Staten Island University Hospital.  Dr. Forman has extensive experience in wound care. He has participated in numerous clinical trials involving diabetic foot infections, novel antibiotics and new biopharmaceuticals for problem and non-healing wounds of the lower extremities.  He has participated in trials with Merck & Co., Inc., Pharmacia, OrthoBiotech, Novartis/Organogenesis, Johnson & Johnson, Monsanto, Ortho-McNiel, Alpha Therapeutics and Ortec International. In addition to his clinical trial participation, Dr. Forman has several research projects underway involving Osteomyelitis and Vascular Disease in patients with Diabetes.  Dr. Forman has served as a director since 2005.

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

Peter Macdonald is a general partner of Bison Capital. Mr. Macdonald joined Bison Capital in 2009.  Prior to joining Bison Capital, Mr. Macdonald was a Managing Director of BlackRock Kelso Capital Management from 2006 to 2009.  From 1994 until 2006, Mr. Macdonald was a Partner of Windward Capital Partners, LP.  Prior to co-founding Windward, Mr. Macdonald was a member of the Mergers & Acquisitions Group of CS First Boston.

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

Bison Capital Equity Partners II-A., L.P. Bison Capital Equity Partners II-B., L.P. (collectively, the “Bison Entities”), the Company and certain executive officers and stockholders of the Company, including Dr. Capotorto, Dr. Forman, Mr. Barnett, Mr. Walz, Mr. De Nobile, Mr. Basmajian and the Elise Trust, are parties to a Voting Agreement dated as of March 31, 2008, pursuant to which such parties have agreed to vote their shares of common stock of the Company in favor of the election of two representatives designated by the Bison Entities, initially Messrs. Trussler and Bissette, as directors of the Company.  At a meeting held on June 29, 2010, the Company’s Board of Directors elected Peter S. Macdonald, director of the Company and a member of the Audit Committee of the Board of Directors, filling the vacancy on the Board of Directors and the Audit Committee of the Board of Directors created by reason of Mr. Bissette’s resignation.  Such voting agreement also provides that, under certain circumstances following an Event of Default (as defined in the Securities Purchase Agreement dated as of March 31, 2008, between the Bison Entities and the Company), the Bison Entities shall be entitled to designate a majority of the Company’s directors.  The Voting Agreement also provides that the number of directors constituting the entire board of directors shall not exceed seven without the written consent of the Bison Entities.

Board Committees and Independence:

Director Independence; Audit and Compensation Committees

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

Based on this assessment, the Board of Directors has determined that Messrs.  Basmajian, Trussler and Macdonald are independent.

Audit and Compensation Committees

In October 2008, the Board of Directors established an Audit Committee, and on March 5, 2009, appointed the initial members of f the Audit Committee.  The principal functions of the Audit Committee are to recommend the annual appointment of the Company’s auditors, to discuss with the auditors matters concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company’s operating results and to review the Company’s internal control procedures.

The current members of the Audit Committee are Messrs. Trussler and Macdonald.  The Board of Directors has determined that Messrs. Trussler and Macdonald are audit committee financial experts within the meaning of applicable SEC rules.  Mr. Macdonald was appointed to the Audit Committee on June 29, 2010, filling the vacancy created by reason of the resignation of Mr. Louis Bissette from the Board of Directors.

On March 5, 2009 the Board of Directors authorized the establishment of a Compensation Committee.  The principal functions of the Compensation Committee are to review and recommend compensation and benefits for the executives of the Company.

Certain Additional Information Concerning the Board of Directors

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until their earlier death, retirement, resignation or removal.  Our bylaws set the authorized number of directors at not less than one or more than nine, with the actual number fixed by our board of directors. Under our bylaws, the Board of Directors has fixed the number of directors at seven.  Our bylaws authorize the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution

Compliance with Section 16(a) of the Exchange Act

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

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended June 30, 2010.

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

ITEM 11.   Executive Compensation:

FISCAL 2010 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended June 30, 2010, 2009 and 2008. The Named Executive Officers are the Company’s Chief Executive Officer and Chief Financial Officer and the Company’s President. Listed below are the only two executive officers of the Company that served in positions that would cause them to be Named Executive Officers during the year ended June 30, 2010.

							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)	($)		($)

Andrew G. Barnett (2)	2010	403,992	150,000					34,782	(2)	588,774
Chief Executive Officer	2009	382,313	250,000	-	767,259			35,973	(2)	1,435,545

David J. Walz (2)	2010	340,560	50,000					35,754	(2)	426,314
President	2009	290,557	60,000	-	254,222	-	-	25,771	(2)	630,550

(1)
The values for option awards in this column represent the cost recognized for financial statement reporting purposes for fiscal year 2010 and 2009, respectively, in accordance with FAS 123R. However, pursuant to SEC rules these values are not reduced by an estimate for the probability of forfeiture. The assumptions used to value these awards can be found in Note 5 to the financial statements in this Form 10-K.

(2)	We reimbursed automobile expenses for Messrs. Barnett and Walz in the amounts of $24,629 and $15,000, respectively, and health benefit expenses in the amounts of $10,153 and $10,606, respectively.

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

Employment Agreement for Michael J. Jakolat

The Company employs Mr. Jakolat pursuant to an Employment Agreement dated July 1, 2009.  The description of Mr. Jakolat’s Employment Agreement set forth below is qualified in its entirety by reference to the text of such Employment Agreement.

Mr. Jakolat’s Employment Agreement provides that he is to be employed by the Company as Vice President-Finance.  No changes were made to Mr. Jakolat’s Employment Agreement in connection with his election to the positions of Chief Financial Officer and Chief Accounting Officer of the Company.

The initial term of Mr. Jakolat’s Employment Agreement is for two years, commencing July 1, 2009 and ending June 30, 2011, and will be automatically renewed for an additional 12 months unless either Mr. Jakolat or the Company provides written notice to the other of intent not to renew on or before January 1, 2011.  Following such initial 12 month renewal term, Mr. Jakolat’s employment shall be automatically renewed for successive 12 month periods unless either Mr. Jakolat or the Company has provided written notice to the other of intent not to renew prior to the expiration of the prior renewal term.

Mr. Jakolat’s annual base salary is $260,000, subject to review and possible increase by the Company’s Chief Executive Officer at least annually.  In addition, Mr. Jakolat is eligible to receive an annual cash performance bonus for each fiscal year during the term of his employment if he remains employed by the Company on the last day of the applicable fiscal year, such bonus to be based upon the annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) and accounts receivable days sales outstanding (“Accounts Receivable DSO”) targets set forth in the Company’s Business Plan.  The amount of Mr. Jakolat’s cash bonus, if any, shall be established by the Company’s Chief Executive Officer following the close of the applicable fiscal year.

Mr. Jakolat was granted options to purchase a total of 400,000 shares of Common Stock, par value $0.001 per share, of the Company (“Common Stock”) under the Company’s 2006 Stock Option Plan, at an exercise price of $1.05 per share. Such options are exercisable for a term of five years. Options to purchase 250,000 shares were fully vested at the time of grant, and the options to purchase the remaining 150,000 shares will vest as follows:  If the Company achieves the annual EBITDA and Accounts Receivable DSO targets set forth in the Company’s business plan for the fiscal year ending June 30, 2010, then Mr. Jakolat’s option to purchase 100,000 shares of Common Stock shall vest as of the last day of the applicable quarter.  If the Company achieves the annual EBITDA and Accounts Receivable DSO targets set forth in the Company’s business plan for the fiscal year ending June 30, 2011, then Mr. Jakolat’s option to purchase 50,000 shares of Common Stock shall vest as of the last day of the applicable quarter.  All of Mr. Jakolat’s options will become fully vested upon a Change in Control (as defined in Mr. Jakolat’s Employment Agreement).  Mr. Jakolat also holds options, exercisable for five years, to purchase a total of 280,000 shares of Common Stock at an exercise price of $1.05 per share that were granted as partial consideration for consulting services rendered prior to his full-time employment by the Company.

In the event of the termination of Mr. Jakolat’s employment by the Company without cause or after the Company notifies Mr. Jakolat in writing of its intent not to renew the term of Mr. Jakolat’s Employment Agreement, or by Mr. Jakolat for “Good Reason” (as defined in Mr. Jakolat’s Employment Agreement), or by Mr. Jakolat following a Change in Control, then Mr. Jakolat is entitled to continuation of his base salary then in effect for a period of 12 months after the termination of his active employment, accrued but unpaid base salary and any annual bonus earned for any prior years, accrued employment benefits (including accrued vacation) and continued participation at the Company’s expense for six months in the Company’s employee benefit plans and programs (or reimbursement for costs incurred by Mr. Jakolat to procure continuation coverage if he is not then eligible to participate in such plans).  All unvested stock options granted to Mr. Jakolat also shall immediately vest.

In Mr. Jakolat’s Employment Agreement, the Company also agrees to indemnify Mr. Jakolat under the Company’s Articles of Incorporation and By-Laws, to cover Mr. Jakolat pursuant to the terms of the Company’s standard indemnification agreement, and to provide directors’ and officers’ liability insurance coverage in amounts appropriate for the Company’s size for a period during the term of Mr. Jakolat’s employment and for a period of three years thereafter.

 OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR END

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers on June 30, 2010. All options were granted under the Center for Wound Healing 2006 Stock Option Plan, formerly called the Kevcorp Services Inc. 2006 Stock Option Plan.   There were no stock awards outstanding on June 30, 2010

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Andrew G. Barnett	1,050,000					1.05	January 19, 2007	January 19, 2017
	250,000					1.05	July 21, 2008	July 21, 2018
						1.05	January 19, 2007	January 19, 2017
				100,000	(2)	1.05	January 19, 2007	January 19, 2017
				250,000	(3)	1.05	July 21, 2008	July 21, 2018
David J. Walz	210,000					1.05	April 1, 2006	April 1, 2011
	300,000					1.05	October 8,2008	October 8, 2013
		150,000	(4)			1.05	October 8,2008	October 8,2013
				75,000	(5)	1.05	October 8,2008	October 8,2013

(1)	Of these options, 100,000 will vest related to each respective fiscal year if the Company meets certain financial targets during fiscal fiscal 2011.
(2)   Of these options, 250,000 will vest related to each respective fiscal year if the Company meets certain financial targets during fiscal  2011.
(3)   Of these options, 75,000 will vest in each October of , 2010, and 2011.
(4)   Of these options, 75,000 will vest related to each respective fiscal year if the Company meets certain financial targets during fiscal 2010 and fiscal 2011.

FISCAL 2010 DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our non-executive officer directors in fiscal year 2010.  Mr. Barnett’s compensation is set forth in the Fiscal 2010 Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Paul Basmajian	—	—	—	—	—		—
Louis Bissette	—	—	—	—	—		—
John Capotorto, M.D.	—	—	—	—	426,315	(2)	426,315
John DeNobile	—	—	—	—	—		—
Phillip Forman, M.D.	—	—	—	—	458,400	(2)	458,400
Douglas B. Trussler	—	—	—	—	—		—

(1)	As of June 30, 2010, Mr. Basmajian held 110,000 vested options that expire on July 18, 2012.
(2)
Dr. Capotorto received $ 340,561 in salary, $10,754 in health benefit expense and $25,000 for a car allowance for his service as Co-Medical Director, a non-executive position; and Dr. Forman received $340,561 in salary, and $10,639 for health benefit expense and $57,200 for a car allowance for his service as Co-Medical Director, a non-executive officer position.  The employment agreements are described below.

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

The following tables set forth certain information with respect to the beneficial ownership of The Center for Wound Healing’s Common Stock as of October 12, 2010 by each director and named executive officer of the Company, all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of the Common Stock.

(A)	Security Ownership of Certain Beneficial Owners

	AMOUNT OF	PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER	OWNERSHIP (1)	OF CLASS (2)
The Elise Trust P.O. Box 562, Goldens Bridge, NY 10526	4,221,181	17.5%

(B)	Security Ownership of Management

	AMOUNT OF	PERCENT
NAME OF BENEFICIAL OWNER	OWNERSHIP (1) (2) (3)	OF CLASS (4)
Andrew G. Barnett	1,036,450	4.1%
Paul Basmajian	337,776	1.3%
Peter Macdonald (5)	7,941,926	24.8%
John Capotorto, M.D.	4,242,266	17.6%
John DeNobile	2,050,924	8.5%
Phillip Forman, M.D.	3,894,682	16.1%
Douglas B. Trussler (5)	7,941,926	24.8%
David Walz	525,999	2.16%

Directors and executive officers as a group (9 persons)	20,280,423	60.0%

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

(3) Includes shares which may be acquired through stock options or warrants exercisable through December 13, 2010 in the following amounts: Barnett - 950,000; Basmajian - 110,000; Walz - 435,000 and Jakolat – 250,000.

(4) Based on 24,123,638 shares of Common Stock issued and outstanding as of October 11, 2010; 1,495,000 exercisable stock options; and 7,941,926 outstanding warrants.

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

Item 13. Principal Accountant Fees and Services:

Audit Fees:

The following is a summary of the fees incurred or expected to be incurred by the Company for professional services rendered by its principal accountants for fiscal 2010 and 2009:

	Year Ended June 30,
	2010	2009
Audit fees(a)	$300,000	$406,000
Audit related fees	-	-
Tax fees (b)	$93,000	-
All other(c)	$15,000	-
Total	$408,000	$406,000

(a)	Audit fees for the year ended June 30, 2009 include $116,000 for quarterly review services provided by our former principal accounting firm.
(b)
Tax fees consist of tax compliance and tax planning services.  Such services aggregated approximately $133,000 for the year ended June 30, 2009 and were provided by a firm other than our principal accounting firm.

(c)	All other fees for the year ended June 30, 2010 consist of fees for the audit of the Company’s 401-k Plan.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

ITEM 14 Exhibits:

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

4.2
Securities Purchase Agreement dated as of March 31, 2008 among the Company and Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P. (“Bison”) (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 7, 2008)

4.3
15% Senior Secured Subordinated Promissory Note in the principal amount of $20 million due March 31, 2013 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 7, 2008)

4.4
Common Stock Warrant Agreement dated as of March 31, 2008 among the Company and Bison, and the related Series W-1 and W-2 Warrants (incorporated by reference to Exhibits 4.3, 4.4 and 4.5 to the Current Report on Form 8-K filed on April 7, 2008)

4.5	Registration Rights Agreement dated as of March 31, 2008 among the Company and Bison (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on April 7, 2008)

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

10.3*
Amended and Restated Employment Agreement between The Center for Wound Healing, Inc. and David Walz, executed December 2, 2008 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed December 2, 2008)

10.4 *
Amended and Restated Employment Agreement between The Center for Wound Healing, Inc. and Andrew Barnett executed July 21, 2008 (incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-KSB filed on September 25, 2008)

10.5*
Employment Agreement dated July 1, 2001 between The Center  For Wound Healing, Inc., and Michael J. Jakolat (incorporated by reference to Exhibit 10.1 to Current Report on Form 80K filed on July 2, 1010)

10.6	2006 Stock Option Plan, as Amended and Restated July 21, 2008 (incorporated by reference to Exhibit 10.6 of Annual Report on Form 10-KSB filed on September 25, 2008)

10.7
Settlement Agreement between the Company and Keith Greenberg, Elise Greenberg, the Elise Trust, Raintree Development, LLC, JD Keith LLC and Braintree Properties LLC dated September 21, 2007 (incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-KSB filed on September 25, 2008)

10.8
Settlement Agreement between the Company and Med-Air Consultants, Inc., Alan Richer and Joel Macher dated August 9, 2007 (incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-KSB filed on September 25, 2008)

10.9
Seventh Amendment to Amended and Restated Loan Agreement dated March 31, 2008 by and among the Company, certain borrowers named therein and Signature Bank (incorporated by reference to Exhibit 10.10 of Annual Report on Form 10-KSB filed on September 25, 2008)

10.10
Eighth Amendment to Amended and Restated Loan Agreement dated December 18, 2008 by and among the Company, certain borrowers named therein and Signature Bank (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K filed on October 13, 2009)

10.11
Waiver dated as of October 9, 2009, in respect of Amended and Restated Loan Agreement dated December 18, 2008 by and among the Company, certain borrowers named therein and Signature Bank (incorporated by reference to Exhibit 10.12  of Annual Report on Form 10-K filed on October 13, 2009

10.12
Waiver dated May 24, 2010 in respect of Amended and Restated Loan Agreement among the Company and its subsidiaries and Signature Bank (incorporated by reference to Exhibit 4.1 of Quarterly Report on Form 10-Q filed on May 26, 2010).

10.13
Third Amendment to Securities Purchase Agreement dated May 24, 2010 between Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., and the Company (incorporated by reference to Exhibit 4. of Quarterly Report on Form 10-Q filed on May 26, 2010).

10.14†	First Amendment dated September 17, 2010, to Waiver and Forbearance Agreement between Bison Capital Equity Partners II-A, L.P., and Bison Capital Equity Partners II-B, L.P. and the Company.

10.15†
Fourth Amendment to Securities Purchase Agreement dated September 17, 2010 between Bison Capital Equity Partners II-A, L.P.and Bison Capital Equity Partners II-B, L.P., a Delaware limited partnership and the Company.

10.16†	Second Amendment dated October 13, 2010, to Waiver and Forbearance Agreement between Bison Capital Equity Partners II-A, L.P., and Bison Capital Equity Partners II-B, L.P. and the Company.

10.17†
Fifth Amendment to Securities Purchase Agreement dated October 13, 2010, between Bison Capital Equity Partners II-A, L.P.and Bison Capital Equity Partners II-B, L.P., a Delaware limited partnership and the Company.

10.18†	Waiver and Ninth Amendment dated as of October 13, 2010, among the subsidiaries of the Company, the Company and Signature Bank.

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to Form 10-K filed on September 24, 2004)

21.1†	Subsidiaries

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

†   Filed herewith

*   Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer	October 13 , 2010
Andrew G. Barnett

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer;	October 13, 2010
Andrew G. Barnett	Director

/s/ Michael J. Jakolat	Chief Financial Officer;	October 13, 2010
Michael J. Jakolat	Chief Accounting Officer

/s/ Paul Basmajian	Director	October 13, 2010
Paul Basmajian

/s/ Dr. John Capotorto	Director	October 13, 2010
Dr. John Capotorto

/s/ John De Nobile	Director	October 13, 2010
John DeNobile

/s/ Dr. Phillip Forman	Director	October 13, 2010
Dr. Phillip Forman

/s/Peter S. Macdonald	Director	October 13, 2010
Peter S. Macdonald

/s/Douglas B. Trussler	Director	October 13, 2010
Douglas B. Trussler