Form 10-Q
period 2010-09-30
Center for Wound Healing, Inc.
filed 2010-11-15
CIK 799194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
YES ☐ NO ☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 15, 2010, there were 24,123,638 shares of common stock issued and outstanding.

THE CENTER FOR WOUND HEALING, INC.
Report on Form 10-Q
September 30, 2010

ITEM 1. UNAUDITIED INTERIM FINANCIAL STATEMENTS

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash	$144,070	$86,891
Accounts receivable, net of allowance for doubtful
accounts of $1,254,263 and $1,029,398 respectively	10,095,188	9,397,814
Prepaid expenses and other current assets	326,976	389,520

Total current assets	10,566,234	9,874,225

Property and equipment, net	5,147,555	5,479,896
Intangible assets, net	777,118	1,092,280
Goodwill	751,957	751,957
Other assets	1,317,644	1,444,552

TOTAL ASSETS	$18,560,508	$18,642,910

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,094,069	$2,951,681
Current maturities of obligations under capital leases	2,465	4,850
Current maturities of notes payable and long-term debt	2,126,547	1,519,170
Total current liabilities	5,223,081	4,475,701

Notes payable and long-term debt, less current maturities	16,996,225	16,087,142
Warrant obligation	798,218	769,484

TOTAL LIABILITIES	23,017,524	21,332,327

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' DEFICIT
The Center for Wound Healing, Inc. stockholders' equity:
Common stock, $0.001 par value; 290,000,000 shares authorized;
24,123,638 shares issued and outstanding	24,123	24,123
Additional paid-in capital	20,529,413	20,475,444
Accumulated deficit	(25,163,928)	(23,350,850)
Total The Center for Wound Healing, Inc stockholders' deficit	(4,610,392)	(2,851,283)

Non-controlling interest	153,376	161,866
TOTAL STOCKHOLDERS' DEFICIT	(4,457,016)	(2,689,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,560,508	$18,642,910

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	September 30,
	2010	2009
	(Unaudited)

NET SERVICE REVENUE	$7,425,723	$7,287,969

OPERATING EXPENSES
Cost of services	3,917,486	3,952,708
Sales and marketing	27,865	75,873
General and administration	3,063,092	2,832,740
Depreciation and amortization	291,970	334,444
Bad debts	224,865	146,000

TOTAL OPERATING EXPENSES	7,525,278	7,341,765

OPERATING (LOSS) INCOME	(99,555)	(53,796)

OTHER EXPENSES (INCOME)
Interest expense	1,693,465	1,478,898
Interest income	(186)	(634)
Loss on disposal of property and equipment	-	8,043
Change in fair value of warrant obligation	28,734	(988,476)

TOTAL OTHER EXPENSES	1,722,013	497,831

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,821,568)	(551,627)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(1,821,568)	(551,627)

Net loss attributable to non-controlling interest	(8,490)	(68,396)

NET LOSS ATTRIBUTABLE TO THE CENTER FOR WOUND HEALING, INC	$(1,813,078)	$(483,231)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	24,123,638	24,123,638

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	The Center for Wound Healing, Inc Stockholders
	Common Stock		Additional Paid-	Accumulated	Noncontrolling
	Shares	Amount	in Capital	Deficit	Interest	Total

Balance at June 30, 2010	24,123,638	$24,123	$20,475,444	$(23,350,850)	$161,866	$(2,689,417)

Stock-based compensation			53,969			53,969
Net loss				(1,813,078)	(8,490)	(1,821,568)

Balance at September 30, 2010	24,123,638	$24,123	$20,529,413	$(25,163,928)	$153,376	$(4,457,016)

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,821,568)	$(551,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,071,066	1,268,270
Change in fair value of warrant liability	28,734	(988,476)
Amortization of deferred financing costs and other assets	126,908	84,160
Bad debt expense	224,865	146,000
Loss on disposal of property and equipment	-	8,043
Accrued interest added to debt principal	1,580,021	1,351,697
Stock-based compensation expense	53,969	340,847
Changes in operating assets and liabilities:
Accounts and notes receivable	(922,239)	278,886
Prepaid expenses and other current assets	62,544	(104,881)
Other assets	(72,316)	(137,515)
Accounts payable and accrued expenses	142,388	(22,180)
NET CASH PROVIDED BY OPERATING ACTIVITIES	474,372	1,673,224

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(352,742)	(99,751)
NET CASH USED IN INVESTING ACTIVITIES	(352,742)	(99,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayments) from bank loan - revolving line of credit	825,000	(744,988)
Repayment of bank loan - term note	(125,000)	(125,000)
Repayment of accrued interest added to principal on Bison Note	(708,602)
Repayment of Boyer/Morris notes payable	(36,000)	-
Repayment of all other notes payable	(17,464)	(233,139)
Principal payments on capital lease obligations	(2,385)	(51,592)
Payments to former majority members		(118,034)
Distributions to non-controlling interest	-	(18,392)
NET CASH USED IN FINANCING ACTIVITIES	(64,451)	(1,291,145)

NET INCREASE IN CASH	57,179	282,328

CASH – BEGINNING OF PERIOD	86,891	339,859

CASH – END OF PERIOD	$144,070	$622,187

Cash paid during the period:
Interest	$730,856	$45,322
Income taxes	$-	$46,060

See accompanying notes to condensed consolidated financial statements.

THE CENTER FOR WOUND HEALING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1 - Organization and Nature of Business

The Center for Wound Healing, Inc. (“CFWH” or the “Company”), was organized under the laws of the State of Nevada on July 2, 1988.  The Company’s current business was initially conducted by American Hyperbaric, Inc. (“American Hyperbaric”), a Florida corporation that was organized on May 25, 2005.  The Company became engaged in its current business as a result of a “reverse merger” share exchange transaction between the Company and American Hyperbaric that was competed on December 9, 2005. .  CFWH develops and manages comprehensive wound care centers, which are marketed as “THE CENTER FOR WOUND HEALING tm” throughout the United States.  These centers render wound care treatments and the specialized service of hyperbaric medicine, and are developed in partnerships with community and acute care hospitals.  CFWH is contracted by the hospitals on a multi-year basis to start up and manage the hospital’s wound care program.

As of September 30, 2010, CFWH operates thirty-two (32) wound care centers with various institutions.  Such centers operate as either wholly-owned or majority-owned limited liability subsidiaries of CFWH.  CFWH manages and provides administrative services to Hyperbaric Medical Associates, P.C. (“HMA”), a New York professional staffing company, owned by a Company employee, under the terms of the Management Service Agreement between the Company and HMA.  In return, HMA provides professional healthcare staffing services to CFWH, its sole customer, under the terms of the Technical Service Agreement.  CFWH is headquartered in Tarrytown, New York.

Note 2 - Summary of Selected Significant Accounting Policies

a.           Basis of Presentation: The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations and financial position for the interim periods presented have been included.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the year ended June 30, 2010, filed with the Securities and Exchange Commission (“Commission”) on October 14, 2010.  Interim results are not necessarily indicative of the results for a full year.

b.           Principles of Consolidation.  The accompanying condensed consolidated financial statements include the accounts of CFWH and its wholly-owned and majority-owned subsidiaries and of HMA, a variable interest entity, whose primary beneficiary is CFWH.    All intercompany profits, transactions, and balances have been eliminated.  Non-controlling interests in the net assets and earnings or losses of the Company’s majority-owned subsidiaries are reflected in the caption “Non-controlling interest” in the accompanying condensed consolidated balance sheets and the caption “Net (loss) attributable to non-controlling interest” in the accompanying condensed consolidated statements of operations.  Non-controlling interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of its subsidiaries, and in the condensed consolidated balance sheet represents the portion of the net assets of subsidiaries not attributable to the Company.

c.           Revenue Recognition and Accounts Receivable.  Patient service revenue is recognized when the service is rendered, the amount due is estimable, in accordance with the terms of the individual contracts with hospitals (the hospital retains a percentage of each patients’ fee) and collection is reasonably assured.  The net amounts realizable as revenue (net of the amount retained by the hospital), which the Company records, are based on reimbursement rates settled and paid by insurance companies for wound care and hyperbaric treatments, which vary in accordance with the insurance companies’ contracts with the hospital.  Although revenue is recognized at the time of service, the hospitals are usually not billed for the service until the hospital is paid by the third party payers.  As a result, the accounts receivable of the Company include amounts not yet billed to the hospitals.  As of September 30, 2010 and June 30, 2010 approximately $6.7 and $6.7 million, respectively, of accounts receivable were unbilled.  Because the collection of receivables from certain hospitals encompasses two separate billing processes, by the hospital to third party payers and by CFWH to the hospitals, the elapsed time between rendering of patent services and collection by CFWH may be several months.

d.           Allowance for Doubtful Accounts - The reported balance of accounts receivable, net of the allowance for billed and unbilled doubtful accounts, represents the Company’s estimate of amounts that ultimately will be realized in cash. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using management estimates based on historical trends, age of the receivables, and knowledge of specific accounts. When the analysis so indicates, the allowance is increased or decreased accordingly.

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

f.           Fair Value of Financial Instruments.  The carrying amount of cash, accounts and notes receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of the instruments.  The carrying amount of the Company’s Bank Loan, (Note 5), approximates fair value due to the variable interest rates applicable to such indebtedness.  The fair value of the Bison Note, (Note 5), was estimated to be approximately $24 million at September 30, 2010, based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.  The fair value of the Company’s other indebtedness, notes payable, and capital lease obligations approximates their carrying value due to their short term nature.

g.           Loss Per Share.  Basic net loss per share is calculated based on the weighted average number of common shares outstanding for each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants.  Common shares issuable upon the exercise of warrants and options outstanding that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Potential common shares as of September 30, 2010 and 2009 are as follows:

	September 2010	September 2009
Options to purchase shares of common stock	3,902,500	3,952,500
Warrants to purchase shares of common stock	14,085,676	14,085,676
Total potential shares of common stock	17,988,176	18,038,176

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

j.           Impairment.  The Company reviews its long-lived assets and goodwill for impairment at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  As of September 30, 2010 there were no such indications.

k.           Warrants.    The Company recorded warrant obligations aggregating $798,218 for 13,785,676 outstanding warrants to purchase the Company’s common shares which are not considered indexed to the Company’s own stock, as the respective agreements include reset features. The decrease in the fair value of the warrant obligation during the three month period ended September 30, 2010 of approximately $ 28 thousand is recorded as other income in the condensed consolidated statement of operations.  The fair value of the warrants and the assumptions employed in the Black-Scholes valuation model as of September 30, 2010 was as follows:

September 30, 2010
Market price, per common share	$0.28
Exercise price, per common share	$2 – 5
Volatility, %	113 - 116
Dividend yield, %	0
Risk free interest rate, %	3.5
Contractual life, years	0.50 – 4.50

l.           Recently Issued Accounting Pronouncements:

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
Note 3 – Stock options

Thirty thousand stock options were forfeited during the three months ended September 30, 2010.  The following table represents changes in stock options during the first three months of fiscal 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2010	3,932,500	$1.09	4.87	$-
Granted	0
Forfeited	(30,000)	1.05		-
Outstanding at September 30, 2010	3,902,500	$1.09	4.63	$-
Exercisable at September 30, 2010	3,277,500	$1.10	4.46	$-

As of September 30, 2010, there was $130,232 of unrecognized compensation cost which will be recognized through September, 2011.

Note 4 – Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at September 30, 2010 and June 30, 2010

	September, 2010	June, 2010
Accrued compensation	$1,715,378	$1,435,771
Accounts payable	546,485	710,877
Other accrued expenses	832,206	805,033
	$3,094,069	$2,951,681

Note 5 – Notes Payable

a)	Bison Note

Presented below are balances and related expenses for the Bison Note (senior collateralized subordinated promissory note) as of and for the years ended September 30, 2010 and June 30, 2010:

	2010	2009

Principal amount	$17,650,000	$17,500,00
Debt discount	(7,932,105)	(8,373,309)
Interest payable at maturity	6,714,308	6,438,981
	16,432,203	15,565,672
Less current maturities	225,541	426,170
Non-current maturities	$16,206,662	$15,139,502

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

The Company failed to comply with the covenant requiring the Company to have a specified minimum trailing twelve-month Consolidated Adjusted EBITDA (as revised) and a covenant requiring the Company’s Consolidated Leverage Ratio not to exceed a specified maximum amount.  The Company and Bison have entered into a Waiver and Forbearance Agreement (and amendments thereto) under which Bison agreed to waive the Company’s failure to comply with such financial covenants as of September 30, 2010 and waived the failure by the Company to comply with such covenants for the measuring period ended September 30, 2010.  In this connection, Bison also has agreed to forbear from accelerating the Company’s obligations to Bison under the Securities Purchase Agreement through and including October 1, 2011.

The Waiver and Forbearance Agreement also changed the interest rate on the Bison Note from 15.0% to 16.5% while Bison’s agreement to forbear under the Waiver and Forbearance Agreement is in effect.

The Company and Bison also further amended the Securities Purchase Agreement to provide that it will be an event of default if the Company enters into a definitive agreement with respect to a Change of Control prior to December 31, 2010 and fails for any reason to consummate such transaction by July 1, 2011.

The Securities Purchase Agreement also was amended to require the recomputation, starting with the quarter ending June 30, 2010, of certain financial parameters for the fiscal year ended June 30, 2008 for purposes of determining Base Multiple and consequently the Put Price, as such terms are defined in the Securities Purchase Agreement.

Maturities of the long term portion of the Bison note as of September 30, 2010 are as follows:

**Year Ending September 30,
2012	$2,500,000
2013	19,364,308
$21,864,308

** The difference between the maturity table above and the balance sheet amount of notes payable and long-term debt at September 30, 2010 is attributable to the Bison Note discount, which is amortized over the maturity of the Bison Note.

b) Other Notes Payable:

Other notes payable consist of:

	Sept, 2010	June, 2010
Bank Loan - Term Note	$1,125,000	$1,250,000
Bank Loan - Revolving Line of Credit	825,000	0
Med-Air promissory note	443,005	431,496
Warantz promissory note	0	24,638
AMT, LLC and Boyer Marketing Associates, Inc promissory note	297,564	330,170
Vans and auto loans	0	4,336
	2,690,569	2,040,640
Less: Current maturities	1,901,006	1,093,000
Non current maturities	$789,563	$947,640

Maturities of the long-term portion of notes payable as of September 30, 2010 are as follows:

Year Ending September 30,
2012	$644,000
2013	145,563
$789,563

At September 30, 2010, the Company also failed to comply with covenants in its Loan Agreement with Signature Bank, the Company’s senior lender, requiring that the ratio of the Company’s EBITDA minus cash capital expenditures to long term debt plus interest expense (debt service coverage ratio), and ratio of total debt to EBITDA (total debt to EBITDA ratio) not exceed specified amounts, and requiring that the Company maintain a minimum amount of total assets over total liabilities less subordinated debt (minimum effective net worth) and certain covenants relating to non-financial matters.  Signature Bank has agreed to waive the Company’s failure to comply with these financial covenants through and including October 1, 2011, provided that the Company complies with such covenants based upon the current ratios and effective net worth as previously agreed, and fully waived the Company’s failure to comply with the non-financial covenants.

Note 6 - Commitments

Registration Rights Agreement

In connection with the issuance of the Bison Note (Note 5 ), the Company entered into a Registration Rights Agreement with the holders of the Bison Note under which the Company is required, after October 15, 2008, to be in a position to file, within 60 days upon a request, and maintain its effectiveness for at least 180 days, a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares of common stock issuable pursuant to exercise of the warrants issued with the Bison Note.  If the Company fails to file or maintain effectiveness of the registration statement or if the registration statement is not declared effective by the SEC, the Company is subject to a penalty equal to 2% of the securities to be registered per month.  Such penalty is doubled if the Company’s failure extends for more than 90 days but the maximum amount of the penalty cannot exceed 20% of the securities to be registered.  The Company has not accrued any amounts in connection with these commitments, because management believes that it is not probable that any such penalties will be incurred.

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

On July 1, 2007, the Company adopted the accounting guidance for accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company will recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has not recognized any such benefits. The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision.

Note 8 – Subsequent Event

On October 5, 2010, the Company, CFWH Holding Corporation, a Delaware corporation (“Parent”) and CFWH Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Parent and Merger Sub are affiliates of Sverica International, a private equity firm.  Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub shall cease and the Company shall continue as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. At the closing of the Merger, each share of common stock, par value $0.001 per share, of the Company (“Company Common Stock”), issued and outstanding immediately prior to the closing, other than shares held by Parent as a result of the exchange by one of the Company’s founders of a portion of his shares of Company Common Stock for shares of capital stock of Parent, shall be converted into the right to receive an amount in cash, not to exceed $0.60, subject to certain adjustments as set forth in the Merger Agreement.  The amount of cash consideration that holders of shares of Company Common Stock will be entitled to receive in the Merger, giving effect to all possible adjustments, will be at least $0.567 per share.  All amounts payable to holders of Company Common Stock in the Merger are without interest and subject to applicable tax withholding requirements.

Holders of a total of approximately 68.3% of the issued and outstanding shares of Company Common Stock, including all of the directors and executive officers of the Company who hold shares of Company Common Stock, have entered into a Voting Agreement with Parent pursuant to which such holders have agreed to vote their shares in favor of approval of the Merger Agreement. .  On November 2, 2010, such stockholders consented in writing to the adoption of resolutions approving the Merger Agreement and the transactions contemplated thereby.

Completion of the transaction is subject to customary closing conditions, and the receipt by Sverica of financing for the transaction in accordance with financing commitments received.  The transaction is expected to be completed in the fourth quarter of 2010

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2010 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES:

Revenues for the three months ended September 30, 2010 were $7.4 million, an increase of $138 thousand or 1.9% above the $7.3 million of revenues generated in the three months ended September 30, 2009.  Excluding revenues from centers that were closed in the current three month period but open during the three months ended September 30, 2009, revenues increased 12.9% year-over-year due to significant growth in the number of wound care treatments rendered at the Company’s centers.

OPERATING EXPENSES:

Overview:  Operating expenses for the three months ended September 30, 2010 were approximately $7.5 million or 101.3% of total revenue compared to $7.3 million or 100.8% of revenue for the three months ended September 30, 2009.  The $184 thousand increase in operating expenses is the result of $505 thousand in higher payroll costs associated with increased staffing at the corporate level, primarily in the business development, marketing, and human resources departments; $52 thousand in licensing fees for software not deployed the prior year; and approximately $74 thousand in higher health insurance costs due to greater number of employees participating in the plan and overall increases in health insurance premiums. These expense increases were partially offset by a $152 thousand decrease in amortization expense, $287 thousand decrease in the stock compensation expense, and $8 thousand decrease in abandonment loss costs.

Cost of services: Cost of services, which are comprised principally of payroll and payroll related costs for administrative, professional and nursing staff required to administer treatments at our centers, as well as depreciation relating to hyperbaric medical chambers and leasehold improvements, was $3.9 million or 52.8% of total revenues for three months ended September 30, 2010 compared with $4.0 million or 54.2% in the three months ended September 30, 2009.  Increases in center payroll costs and application licensing fees were offset by reductions in depreciation and amortization expenses, automobile expense and center health insurance costs.

Sales and marketing:  Sales and marketing expenditures of $28 thousand were $48 lower than during the three months ended September 30, 2009 due to reduced hospital sponsorships and commissions paid in the prior period.

General and administrative: General and administrative expenses are comprised primarily of payroll and payroll related costs, insurance, accounting, travel and entertainment costs, and professional fees.  General and administrative costs increased by $230 thousand to $3.1 million or 41.2% of revenues for the three months ended September 30, 2010, compared to $2.8 million or 38.9% of revenues for the three months ended September 30, 2009.  A $439 thousand increase in payroll and payroll related costs for regional management and corporate staff, primarily the addition of business development, marketing, and human resources personnel, were partially offset by $209 thousand reductions in stock compensation expense, licensing fees and legal expense.

Depreciation and amortization:  Depreciation and amortization expense related to corporate property and equipment and intangible assets aggregated $292 thousand or 3.9% of revenues for the three months ended September 30, 2010 compared to $334 thousand or 4.6% of total revenues for the 2010 three months.

Bad debt expense:  Bad debt expense was $225 thousand or 3.0% of total revenues for the three months ended September 30, 2010 compared to $146 thousand or 2.0% of revenues for the three months ended September 30, 2009.

OTHER INCOME (EXPENSE):

Interest expense:  The Company incurred interest expense of approximately $1.7 million or 22.8% of total revenues for the three months ended September 30, 2010, compared to $1.5 million or 20.3% of revenues for the 2010 three months.  Interest expense increased by approximately $215 thousand due to a $221 thousand increase in the principal amount of the Bison Note as a result of adding accrued interest to principal, of which $150 thousand related to the Bison waiver.  Cash interest for the three months ended September 30, 2010 was $731 thousand, including $709 thousand paid to Bison Capital.  Cash interest for the three months ended September 30, 2009 was $45 thousand.

Change in fair value of warrants:  The Company recorded $29 thousand of expense for the three months ended September 30, 2010 due to the increase in the fair value of the warrant obligation for the quarter.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities:  Net cash provided by operating activities was $474 thousand for the three months ended September 30 2010.  While our net loss was $1.8 million, noncash expenses incurred during the three months included (a) $1.6 million of interest accrued for the notes payable and long-term debt, (b) $0.2 million of bad debt expense, and, (c) depreciation and amortization of $1.1 million related to equipment, leasehold improvements and certain hospital contracts

Investing Activities:  Net cash used in investing activities was $0.4 million for the three months ended September 30, 2010.  The primary use of cash was for the purchase of software and other infrastructure projects necessary to support the Company’s information technology needs and leasehold improvements at a new center.

Financing Activities:  Net cash used in financing activities was $64 thousand for the three months ended September 30, 2010.  The Company had net proceeds of $825 thousand of the bank line of credit, retired $180 thousand of notes and loans, and paid $709 thousand of interest due on the Bison Note, which had previously been added to principal.

We participate in a working capital financing and term loan arrangement with Signature Bank, which matures on December 1, 2012.  The amount available to borrow under the bank loan – revolving line of credit, at September 30, 2010 was $5.2 million.

As described in Note 5(a) to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2010, the Company failed to comply with covenants in its Loan Agreement with Signature Bank, the Company’s senior lender, requiring that the Company’s debt service coverage ratio, and total debt to EBITDA ratio not exceed specified amounts, and requiring that the Company maintain a specified minimum effective net worth as of September 30, 2010. Signature has waived such non-compliance through October 1, 2011, provided that the Company complies with such covenants based upon the current ratios and effective net worth as they existed on September 30, 2010, in each case subject to certain specified adjustments, resulting in less stringent requirements that the Company believes it can satisfy.

Also, as more fully described in Note 5(a) to the Company’s consolidated financial statements for the quarter ended September 30, 2010, the Company and Bison have entered into agreements to address the Company’s failure to comply with certain financial covenants at the end of the  quarter ended September 30, 2010, to change the interest rate on the Bison Note while Bison’s agreement to forbear from exercising remedies by reason of such noncompliance remains in effect, to add an additional event of default if the Company enters into a definitive agreement relating to a change of control and fails to satisfy certain conditions in connection therewith, and to provide for the recomputation of certain parameters for the fiscal year ended June 30, 2008 for purposes of calculating the Base Multiple, and consequently the Put Price (as such terms are defined in the Securities Purchase Agreement relating to the Bison Note.)

We believe that the Company will be able to comply with the modified covenants described above.

We believe that the cash flows from operations and borrowings under the senior bank line of credit will provide sufficient liquidity for the Company to be able to finance our operations for at least the next 12 months.

On October 5, 2010, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sverica International, a private equity firm.  Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”). As a result of the merger Company shall continue as the surviving corporation of the merger and a wholly owned subsidiary of Sverica.

RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 2 to the Condensed Consolidated Financial Statements regarding the effects on the Company’s financial statements of the adoption of recent accounting pronouncements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d -- 15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures as of the end of the period covered by this report are effective in providing timely material information required to be disclosed in the reports filed or submitted under the Exchange Act.  The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

(b)  Changes in Internal Controls.   During the quarter ended September 30, 2010 there have not been any changes in internal controls over financial reporting identified in connection with an evaluation thereof that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 5. Other Information:

None.

ITEM 6. Exhibits:

Exhibit No.	Description of Exhibit
4.1	Waiver dated November 10, 2010 in respect of Amended and Restated Loan Agreement among the Company and its subsidiaries and Signature Bank.

4.2	Third Amendment to Waiver and Forbearance Agreement dated November 12, 2010 between Bison Capital Equity Partners II-A, L.P., and Bison Capital Equity Partners II-B, L.P. and the Company.

4.3
Sixth Amendment to Securities Purchase Agreement dated November 12, 2010 to Securities Purchase Agreement dated as of March 31, 2008 between Bison Capital Equity Partners II-A, L.P. and Bison Capital Equity Partners II-B, L.P., and the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CENTER FOR WOUND HEALING, INC

Signature	Title	Date

/s/ Andrew G. Barnett	Chief Executive Officer	November 15, 2010
Andrew G. Barnett

/s/ Michael J. Jakolat	Chief Financial Officer; Chief Accounting Officer	November 15, 2010
Michael J. Jakolat